Form 10QSB
period 1996-03-31
MINDEN BANCSHARES INC
filed 1996-05-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
     1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO

     Commission file number 000-21658

                       MINDEN BANCSHARES, INC.
  (Exact name of small business issuer as specified in its charter)


Louisiana                           72-0980704
(State or other jurisdiction of    (IRS Employer Identification No.)
Incorporation or organization)

            401 Main Street, Minden, Louisiana     71055
              (Address of principal executive offices)

                           (318) 377-4283
                     (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)   No ( )

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       280,627 as of April 30, 1996

     Transitional Small Business Disclosure Format (Check one):
         Yes ( )           No (X)


                         Page 1 of 47 Pages
                       Exhibit Index - Page 22


                            FORM 10-QSB


                                INDEX

PART I                                                     Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

                Consolidated Balance Sheets as of
                March 31, 1996                               4

                Consolidated Statements of Income for
                the Three Months Ended March 31, 1996
                and 1995                                     5

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31,
                1996, and 1995                               6

                Notes to Consolidated Financial
                Statements                                  7-8

Item 2.  Management's Discussion and Analysis               9-21


PART II

Item 6.  Exhibits and Reports on Form 8-K                    22

                    PART I - Financial Information
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1996 AND DECEMBER 31, 1995
                                      (UNAUDITED)


                                                             March     December
                                                             1996        1995
                        ASSETS
- ----------------------------------------- (in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                   $12,109     $11,121
  Federal Funds Sold                                         19,000      21,500
                                                           ---------  ----------
        Total                                                31,109      32,621
                                                           ---------  ----------
Securities:

  Held to Maturity                                           14,747      14,443
  Available for Sale                                         79,561      74,082
                                                           ---------  ----------
        Total                                                94,308      88,525
                                                           ---------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock         1,175       1,037
Loans, Less Allowance for Loan Losses of $3,406 and $3,397  101,969      95,984
Accrued Interest Receivable                                   2,288       2,328
Bank Premises and Equipment                                   3,181       3,198
Real Estate Owned Other Than Bank Premises                      376         376
Other Assets                                                  3,006       2,942
                                                           ---------  ----------
Total Assets                                               $237,412    $227,011
                                                           =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------
Liabilities:
- -----------
  Deposits:
     Demand                                                 $37,868     $35,698
     Savings and Interest-Bearing Demand                     74,035      70,510
     Time                                                    93,338      89,888
                                                           ---------  ----------
       Total Deposits                                       205,241     196,096

  Securities Sold Under Repurchase Agreement                  5,371       5,802
  Accrued Interest Payable                                      837         787
  Other Liabilities                                             954         137
  Note Payable                                                  180         180
                                                           ---------  ----------
       Total Liabilities                                    212,583     203,002
                                                           ---------  ----------
Stockholders' Equity:
- --------------------
  Common Stock, par value $2.50 per share; 500,000
     shares authorized; 309,816 shares issued;
     280,658 and 280,658 shares outstanding                     775         775
  Additional Paid-In Capital                                 11,205      11,205
  Undivided Profits                                          14,127      13,078
  Net Unrealized Gain(Loss) on Available/Sale Securities         10         239
  Treasury Stock-At Cost                                     (1,288)     (1,288)
                                                           ---------  ----------
       Total Stockholders' Equity                            24,829      24,009
                                                           ---------  ----------
Total Liabilities and Stockholders' Equity                 $237,412    $227,011
                                                           =========  ==========
See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (UNAUDITED)

                                                             ==================
                                                               1996      1995
                                                             --------  --------
Interest Income:                          (in thousands, except per share data)
- ---------------
  Interest and Fees on Loans                                  $2,475    $1,697
  Securities:
     Held to Maturity (non-taxable)                              184       147
     Available for Sale                                        1,066     1,155
  Federal Funds Sold                                             279       103
  Federal Reserve Stock and Other                                 17        14
  Interest-Bearing Balances with Banks                            38
                                                             --------  --------
       Total Interest Income                                   4,059     3,116
                                                             --------  --------

Interest Expense:
- ----------------
  Savings and Interest-Bearing Demand Deposits                   502       379
  Time Deposits                                                1,197       790
  Securities Sold Under Repurchase Agreement and Other            69        68
                                                             --------  --------
       Total Interest Expense                                  1,768     1,237
                                                             --------  --------
       Net Interest Income                                     2,291     1,879
  Provision for Loan Losses                                        0         0
                                                             --------  --------
       Net Interest Income After Provision for Loan Losses     2,291     1,879
                                                             --------  --------
Other Income:
- ------------
  Service Charges                                                373       277
  Trust Department Fees                                           32         2
  Other Operating Income                                         150        72
                                                             --------  --------
        Total Other Income                                       555       351
                                                             --------  --------
Operating Expenses:
- ------------------
  Salaries and Employee Benefits                                 694       473
  Occupancy Expense                                              200        71
  Furniture and Equipment Expense                                 58        46
  Other Operating Expenses                                       324       306
  FDIC Insurance                                                  19        87
  Stationery, Supplies and Printing                               38        62
                                                             --------  --------
       Total Operating Expense                                 1,333     1,045
                                                             --------  --------
Income Before Income Taxes                                     1,513     1,185
Income Taxes                                                     465       364
                                                             --------  --------
Net Income                                                    $1,048      $821
                                                             ========  ========
Earnings Per Share                                             $3.74     $2.93
                                                             ========  ========
Dividends Declared Per Share                                   $0.00     $0.00
                                                             ========  ========
See accompanying notes.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                                            ====================
                                                              1996       1995
                                                            ---------  ---------

Cash Flows from Operating Activities:      (in thousands, except per share data)
- ------------------------------------
  Net Income                                                  $1,048       $821
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                                94         56
     (Gain) Loss on Sale of ORE                                    0        (10)
     (Increase) Decrease in Accrued Interest Receivable           40       (189)
     Write-down on Real Estate Owned Other than Bank Premises      0          4
     (Increase) Decrease in Other Assets                          10     (2,174)






     Increase (Decrease) in Accrued Interest Payable              50        158
     Increase (Decrease) in Other Liabilities                    817        506
                                                            ---------  ---------
       Total Adjustments                                       1,011     (1,649)
                                                            ---------  ---------
       Net Cash Provided (Used) by Operating Activities        2,059       (828)

Cash Flows from Investing Activities:
- ------------------------------------
  Proceeds from Sales and Maturities of Investment Securities  7,476      4,365
  Purchase of Investment Securities                          (13,744)      (509)
  Proceeds from Sales of ORE                                       0         54
  Purchase of three branches-property                              0     (1,063)
  Purchase of Equipment                                          (32)      (213)
  Net (Increase) Decrease in Loans                            (5,985)   (25,307)
                                                            ---------  ---------
       Net Cash (Used) by Investing Activities               (12,285)   (22,673)

Cash Flows from Financing Activities:
- ------------------------------------
  Dividends Paid                                                   0          0
  Net Increase (Decrease) in Demand Deposits                   2,170      8,911
  Net Increase (Decrease) in Savings and Interest-Bearing
    Demand Deposits                                            3,525     17,470
  Net Increase (Decrease) in Time Deposits                     3,450     14,662
  Net Increase (Decrease) in Securities Sold Under
    Repurchase Agreements                                       (431)      (923)
  Purchase of Treasury Stock                                       0         (8)
                                                            ---------  ---------
       Net Cash Provided by Financing Activities               8,714     40,112
                                                            ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents          (1,512)    16,611
Cash and Cash Equivalents at Beginning of Period              32,621     11,658
                                                            ---------  ---------
Cash and Cash Equivalents at End of Period                   $31,109    $28,269
                                                            =========  =========
Cash Payments:  Interest                                      $1,718     $1,079
                                                            =========  =========
                Income Taxes                                      $0         $0
                                                            =========  =========
See accompanying notes.


                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                           March 31, 1996




1.  Basis of Presentation

     The unaudited interim consolidated financial statements of Minden Bancshares, Inc. and subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information except as described below:

     On March 24, 1995, Minden Bank & Trust Company ("Minden Bank"), wholly owned subsidiary of Minden Bancshares, Inc. ("the Company"), acquired three branches in Shreveport, Louisiana, from Hibernia National Bank ("Hibernia"), formerly Pioneer Bank & Trust Company ("Pioneer"). The U. S. Justice Department required the disposal of these three Pioneer branches before it would approve the merger of Hibernia and Pioneer. The acquisition was recorded as follows:

               ASSETS               ($Thousands)

          Cash on hand                   $ 1,088
          Available for investment        12,041
          Net loans                       21,166
          Facilities and equipment         1,120
          Other assets                     2,147
                                         -------
               Total Assets              $37,562
                                         =======

               LIABILITIES

          Non-interest bearing deposits  $ 5,884
          Interest bearing deposits       30,060

               Total Deposits            $35,944

          Securities sold under
               repurchase agreements       1,483
          Other liabilities                  135
                                         -------
               Total Liabilities         $37,562
                                         =======

     The acquisition was recorded and is being reported as a purchase of assets and not as the purchase of a business due to the unavailability of prior financial reporting and inadequate branch accounting records maintained by Pioneer.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included.

2.  Statement of Cash Flows

     For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash equivalents as those amounts included in the balance sheets captions Cash and due from banks and Federal funds sold. Cash flows from loans and deposits of the Company's bank subsidiary are reported on a net basis.

3.  Investment Securities

     The specific identification method is used to determine realized gains and losses on sales of investment securities which is included in other operating income.

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At March 31, 1996, the fair market value of securities available for sale was $15,000 more than amortized cost and at December 31, 1995, the fair market value was $362,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discount. The amortized cost and estimated market value of securities held to maturity at March 31, 1996, and December 31, 1995, are as follows:


                            Securities Held to Maturity
                            ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                      -----  ----------   ----------  --------

March 31, 1996       14,747         262        100      14,909
December 31, 1995    14,443          90         55      14,478


4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the first quarter, 1996, and 1995, were 280,658 and 280,672 respectively.

                  MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED INCOME SUMMARY
                       AND SELECTED FINANCIAL DATA
              (in thousands, except per share and ratio data)

                                                 Three Months Ended
                                          March 31   December 31  March 31
                                            1996         1995       1995

Interest income                             $4,059       $4,109     $3,116
Interest expense                             1,768        1,759      1,237
                                          ---------  -----------  ---------
  Net interest income                        2,291        2,350      1,879
Provision for possible loan losses               0            0
                                          ---------  -----------  ---------
  Net interest income after provision        2,291        2,350      1,879
Noninterest income                             555          524        351
Noninterest expense                          1,333        1,482      1,045
                                          ---------  -----------  ---------
  Income before taxes                        1,513        1,392      1,185
Income tax expense                             465          421        364
                                          ---------  -----------  ---------
  Net Income                                $1,048         $971       $821
                                          =========  ===========  =========
Earnings per share <F1>                      $3.74        $3.46      $2.93
Dividends declared per share                 $0.00        $2.25      $0.00
Average shares outstanding                   280.7        280.7      280.7
Book value per share                        $88.47       $85.54     $74.40

Selected Quarter End Balances:
Loans                                     $105,375      $99,381    $91,528
Deposits                                   205,241      196,096    186,307
Debt                                         5,551        5,982      6,785
Equity                                      24,829       24,009     20,881
Total Assets                               237,412      227,011    215,209

Selected Average Balances:
Loans                                      100,151       96,737     90,978
Deposits                                   196,271      177,751    148,900
Debt                                         6,257        7,093      7,218
Equity                                      24,669       23,739     19,755
Total Assets                               228,468      227,689    176,659

Selected Ratios (%)
Return on average assets                      1.84%        1.69%      1.87%
Return on average equity                     17.04%       16.23%     15.65%
Net interest margin (taxable equivalent)      4.45%        4.52%      4.66%
Tier 1 risk-based capital                    16.18%       17.14%     17.44%
Total risk-based capital                     17.44%       18.43%     18.72%
Leverage                                      9.96%        9.52%     10.97%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the respective period


              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Company's first quarter 1996 net income totalled $1,048 thousand, ($3.74 per share) up 28 percent from $821 thousand ($2.93 per share) in the first quarter, 1995 and up 8 percent from $971 thousand ($3.46 per share) in the fourth quarter, 1995.

     The return on average assets was 1.84 percent for the first quarter, 1996, down 2 percent from the first quarter, 1995 of 1.87 percent and increased 9 percent from the fourth quarter, 1995 of 1.69 percent.

     The return on average equity was 17.04 percent for the first quarter, 1996, an increase of 9 percent over the first quarter, 1995 of 15.65 percent and a 5 percent increase over the fourth quarter, 1995 of 16.23 percent.

     The 1996 first quarter earnings benefitted from a 22 percent increase in net interest income, a 58 percent increase in other income and was detrimented by a 28 percent increase in noninterest expense when compared to the 1995 first quarter. The 1996 first quarter earnings were detrimented by a 3 percent decrease in net interest income and benefitted from a 6 percent increase in noninterest income and a 10 percent decrease in noninterest expense when compared to the 1995 fourth quarter.

     Total assets at March 31, 1996 increased to 237,412 thousand, up 10 percent from a year ago and up 5 percent from December 31, 1995.

RESULTS OF OPERATIONS

    Net Interest Income

     The Company's net interest income for the 1996 first quarter was $2,291 thousand, an increase of 22% from $1,879 thousand in the 1995 first quarter, and a decrease of 3 percent from $2,350 thousand in the fourth quarter, 1995. Interest rate increases, increase in loan and deposit volume along with accumulated earnings have contributed to the increase in net interest income for the first quarter of 1996 over 1995.

    Average Interest-Earning Assets

     Average interest-earning assets were $212,907 thousand for the 1996 first quarter, $44,212 thousand higher than the 1995 first quarter. Average loans increased by $30,644 thousand and average investment securities decreased by $3,227 thousand (at amortized cost) during the first quarter, 1996 over the first quarter, 1995 while the average Federal funds sold increased by $13,838 thereby placing the net asset and deposit growth into higher earning assets.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1996 first quarter were $168,902 thousand, compared to $132,157 thousand for the same period last year. Average time deposits for the 1996 first quarter were $91,791 thousand, an increase of $22,502 thousand over the same period last year and average savings and interest-bearing demand deposits for the 1996 first quarter were $70,854 thousand, an increase of $15,204 thousand over the same period last year. Average securities sold under agreements to repurchase averaged $6,077 thousand during the first quarter, 1996, a decrease of $871 from the first quarter, 1995.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.45% in the first quarter of 1996, a decrease of 21 basis points from 4.66% in the same period last year. The major contributing factor has been the increased rates on time deposits.

     Management expects that the net yield on earning assets will remain constant or decrease modestly during the balance of 1996.

PROVISION FOR LOAN LOSSES

     The Company made no provision for loan losses in the 1996 first quarter or the 1995 first quarter. Management does not anticipate any provision for loan losses during 1996. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowance for loan losses appears on pages 13-16.


OTHER INCOME

                                       Three Months Ended
                                 ________________________________
                                 March 31, December 31, March 31,
                                    1996       1995       1995
(in thousands)                   ========= ============ =========

Service Charges                    $373        $390        $277
Trust Fees                           32           0           2
Other Operating Income              150         134          72
                                  _____       _____       _____
    Total Other Income             $555        $524        $351
                                  =====       =====       =====

     Other income for the 1996 first quarter was $555 thousand, up from $351 thousand for the same period last year, and up from $524 thousand for the fourth quarter, 1995. The increase in service charges are the result of increased fees for banking services along with volume increases from the three Shreveport branch acquisitions and overall growth.

OPERATING EXPENSES
                                       Three Months Ended
                                 ________________________________
                                 March 31, December 31, March 31,
                                   1996        1995       1995
(in thousands)                   ========= ============= ========

Salaries and Employee Benefits     $694        $773        $473
Occupancy Expense                   200          91          71
Furniture and Equipment Expense      58          44          46
Other Operating Expenses            324         403         306
FDIC Insurance                       19          13          87
Stationery, Supplies and Printing    38          63          62
Write-down of Other Real Estate Owned 0          88           0
                                 ______      ______      ______

     Total Operating Expenses    $1,333      $1,475      $1,045
                                 ======      ======      ======


     Operating expenses for the 1996 first quarter were $1,333 thousand, up from $1,045 thousand in the 1995 first quarter, and down from $1,475 thousand in the fourth quarter, 1995. Operating expenses for the 1996 first quarter and 1995 fourth quarter reflect three full months operation of the three Shreveport branches.

     Salaries and employee benefits in the 1996 first quarter were $694 thousand, compared to $473 thousand in the same period last year and $773 thousand in the fourth quarter, 1996. The increase over the first quarter last year was primarily the result of employee staffing at the three Shreveport branches.


     Occupancy expense for the 1996 first quarter was $200 thousand as compared to $71 thousand for the same period last year and $91 thousand for the fourth quarter, 1995. The increase in occupancy expense in the first quarter, 1996 is due to replacement of air conditioning system at the main office. The increase in furniture and equipment expense was due to equipment additions in the fourth quarter, 1995 and first quarter, 1996.

     Other operating expenses were $324 thousand for the 1996 first quarter as compared to $306 thousand for the same period last year and $403 thousand in the fourth quarter, 1995. The fourth quarter, 1995 included write-downs of other real estate owned of $87 thousand.

     The $68 thousand decrease in FDIC insurance from a year ago is due to rate decrease in 1996.

     The $24 thousand decrease in stationery, supplies and printing in the first quarter, 1996 as compared to a year ago was the result of providing supplies and forms for the three Shreveport branches in the first quarter, 1995.

INCOME TAXES

     In the 1996 first quarter, the Company recorded income tax expense of $465 thousand, compared to $364 thousand for the same period last year.

     The effective tax rate was 30.7% for the 1996 and 1995 first quarters. The effective tax rates in 1996 and 1995 reflect comparable composition of the Company's pre-tax income, primarily tax-exempt income.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March of 1995, the Financial Accounting Standards Board
(FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that impairment losses be recorded on long-lived assets used in operations, including related goodwill. SFAS 121 also addresses the accounting for long-lived assets which are to be disposed of. Management does not expect the effect of SFAS 121 to be material.

     In May of 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights, effective for fiscal years beginning after December 15, 1995. SFAS 122 will not have an effect on the operating results of Minden Bancshares because neither it nor its subsidiary bank provide this type of service.

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $105,375 thousand at March 31, 1996 as compared to $99,381 thousand at December 31, 1995 and $91,528 thousand at March 31, 1995. The increases over both prior periods have been due to increased loan demand.

     The following table sets forth the loan classifications at March 31, 1996, December 31, 1995 and March 31, 1995:
                                          ___________________________
                                          March 31, Dec 31, March 31,
(in thousands)                            __________ ______ _________

Commercial, Financial & Agricultural Loans $27,664 $29,676 $27,848 Construction Loans Secured by Real Estate 2,962 2,722 2,288
Other Loans Secured by Real Estate           56,682   50,651   47,366
Installment and Single Payment Loans         15,981   15,148   13,573
Other Loans                                   2,334    1,502      819
                                            _______   ______   ______

    Total Loans                             105,623   99,699   91,894
Less Unearned Discount                          248      318      366
                                           ________  _______  _______
    Total Loans net of Unearned Discount   $105,375  $99,381  $91,528
                                           ========  =======  =======
    Non-performing Assets

     The following table sets forth the non-performing assets at March 31, 1996, December 31, 1995 and March 31, 1995:

                                         ___________________________
                                         March 31, Dec. 31, March 31,
                                            1996     1995     1995
(in thousands)                           ========= ======== =========

Non-Accrual Loans                           $341      $403      $574
Past-Due Loans                               305       174       539
Restructured Loans                            60        69       120
                                            ____      ____     _____
    Total Non-performing Loans               706       646     1,233
Other Real Estate Owned                      376       376       595
                                          ______    ______    ______
    Total Non-performing Loans            $1,082    $1,022    $1,828
                                          ======    ======    ======

     In addition to the nonperforming loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of March 31, 1996, these loans totalled $219 thousand as compared to $208 thousand a year ago and $204 thousand at December 31, 1995.

     Loans are placed on non-accrual status when they become ninety
(90) days past due unless there is sufficient evidence that they will be brought current in the very near future. When loans are placed on non-accrual status, all accrued interest is reversed against earnings. Past due loans are those loans past due 90 days or more on which there is sufficient evidence that they will be brought current in the very near future. Restructured loans are those on which the original terms have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest-principal due to deterioration in the financial position of the borrower.

     Non-accrual loans are returned to accrual status only when they are brought fully current with respect to interest and principal and management estimates the loans to be fully collectible as to interest and principal. Interest income on non-accrual loans which would have reported on an accrual basis would have amounted to $10 thousand for the 1996 first quarter and $19 thousand for the 1995 first quarter. Interest income on restructured loans included in net income amounted to $2 thousand for the 1996 first quarter and $3 thousand for the 1995 first quarter.

     Other real estate owned normally represents properties acquired as loan satisfactions which are recorded at the lower of the investment in the loan with respect to which the assets were acquired, or the fair value of each property, with the initial write-downs charged to the reserve for loan losses. Subsequent write-downs of such properties are reflected as such on the income statement and gains and losses on disposal are accordingly reflected on the income statement. Other real estate owned currently includes the former branch facility of Oak Tree Federal Savings Bank acquired on August 26, 1994 as part of the Minden Branch acquisition, which has not been operated as a banking facility. Other real estate currently includes former branch located at 324 Homer Road which was closed January 4, 1995. The former branch was capitalized as its depreciated value.

    Allowance for Loan Losses

     The allowance for loan losses is available to absorb potential credit losses from the entire loan portfolio. The appropriate level of the allowance is based on analyses of the loan portfolio and reflects an amount which, in management's judgement, is adequate to provide for potential losses. The analyses include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, particularly in terms of industry, economic and political conditions, prior loss experience and results of periodic credit reviews of the portfolio. Based upon the results of these analyses, the allowance for losses is increased, from time to time, by charges to income to the extent management considers appropriate.

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended March 31, 1996, and 1995.

                                      First Quarter
                                _________________________
                                      1996      1995
(in thousands)                  ============ ============

Balance at Beginning of Period      $3,396      $3,395

Charge-Offs
  Commercial, Financial, Agricultural    5           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                 0          37
  Installment Loans to Individuals      21           5
                                     ______       _____
     Total                              26          42

Recoveries
  Commercial, Financial, Agricultural    0          19
  Real Estate - Construction             0           0
  Real Estate - Mortgage                22           7
  Installment Loans to Individuals      14          12
                                      _____       _____
    Total                               36          38
                                      _____       _____
Net Recoveries(Charge-Offs)             10          (4)
Additions Charged to Operations          0           0
                                    _______     _______
Balance at End of Period            $3,406      $3,391
                                    =======     =======


     The following table reflects the allowance coverage ratios at March 31, 1996, December 31, 1995 and March 31, 1995.

                                    March 31, Dec 31, March 31,
For the Quarter Ended:               1996     1995     1995
                                    _________ _______ _________

Allowance for Loan Losses to:
  Loans at Period-End                 3.23%     3.42%    3.70%
  Average Loans                       3.40%     3.51%    4.88%
  Non-performing Loans              482.44%   525.85%  275.02%
  Non-performing Assets             314.79%   332.39%  185.50%

Total Net Chrge-Offs (annualized) to:
  Loans at Period-End                (0.01%)    0.00%    0.00%
  Average Loans                      (0.01%)    0.00%    0.01%
Allowance for Loan Losses            (0.29%)   (0.06%)   0.12%

     Management deems its allowance for loan losses at March 31, 1996, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio including the loans acquired in the acquisition of the three Shreveport branches. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.

CAPITAL

     Total stockholders' equity at March 31, 1996, was $24,829 thousand, up from $24,009 thousand at December 31, 1995 and $20,881 thousand at March 31, 1995. Stockholders' equity at March 31, 1996, reflects positive impact of $10 thousand for net unrealized gains on securities available for sale.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At March 31, 1996, the Company's Tier 1 Capital to risk-weighted assets ratio was 16.18% and the Total Capital to risk-weighted assets ratio was 17.44%.

    Leverage Ratios

     The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for loan losses). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4% to 5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances, or risk profile, of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

     The table which follows sets for the Company's Tier 1 and Tier 2 Capital, risk weighted assets, including off balance sheet items, and the Company's risk-based capital ratios under the final guidelines as well as Tier 1 leverage ratios.


                         Capital and Ratios

                                    March 31, Dec 31, March 31,
                                       1996    1995     1995
(in thousands), except ratios       _________ _______ _________

Tier 1 Capital
  Common Stockholders' Equity         22,756    21,661    19,553
Tier 2 Capital
  Reserve for Possible Loan Losses     1,778     1,628     1,426
                                      ______    ______    ______

  Total Qualifying Capital            24,534    23,289    20,979
                                      ======    ======    ======

Risk Weighted Assets                 140,649   126,390   112,092

Tier 1 Capital Ratio                   16.18%    17.14%    17.44%
Total Capital Ratio                    17.44%    18.43%    18.72%
Tier 1 Leverage Ratio                   9.96%     9.52%    10.97%


    Common Stock Dividends

     For the first quarters of 1996 and 1995, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

LIQUIDITY MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on investment opportunities. Liquidity management addresses the Company's ability to meet deposit withdrawals on demand or at contractual maturity, to service indebtedness and to make new loans and investments as opportunities arise. The Company monitors and reviews its asset and liability mix on a routine basis.

     The primary sources of liquidity include cash and due from banks, federal funds sold and investment securities. Additionally, the bank subsidiary has the ability to borrow and purchase federal funds on a short term basis from other financial institutions as a source of liquidity should the need arise.

     The loan to deposit ratio averaged 51.03% during the 1996 first quarter and 46.68% during the 1995 first quarter. Cash on hand and due from banks averaged $12,862 thousand in the 1996 first quarter and $6,400 thousand in the 1995 first quarter. Federal Funds sold averaged $21,159 thousand in the 1996 first quarter and $7,321 thousand in the 1995 first quarter.

     At March 31, 1996, investment securities, at amortized cost, totalled $95,468 thousand, of which $33,095 thousand or 34.66% mature or reprice within one year, $44,865 thousand mature or reprice within two to five years, and $17,508 thousand mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

SUPERVISION AND REGULATION

    Dividends

     Substantially all of the funds used by the Company to pay dividends to its shareholders are derived from dividends paid to it by its subsidiary bank, which are subject to certain legal restrictions. Under Louisiana law, state chartered banks cannot pay dividends in excess of current year earnings plus undistributed earnings of the prior year without the prior approval of the Commissioner of Financial Institutions. Under Federal law, dividends by state chartered banks in excess of current year earnings plus undistributed earnings of the two prior years would require FRB approval.

     In addition to the dividend restrictions described above, the FRB and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by banking organizations they supervise, including the Company and its bank subsidiary if, in the banking regulators' opinions, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

    Other

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment system. FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator.

     Effective November 2, 1992, the FDIC implemented a transitional risk-related premium system ("RRPS") beginning in 1993. Under the RRPS, each insured institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining the assessment rate. The capital group assignments are based on "Call Reports" submitted six months in advance of the assessment period and supervisory subgroup assignments will be determined from the most recent "Report of Examination" by the respective agency submitted by quarter ending three months prior to assessment period.

     The FDIC completed the recapitalization of the BIF in May, 1995, and has lowered the rate structure for the stronger capitalized banks and those with higher supervisory ratings. The proposed new rates for the BIF are 0.00% for the highest ratings to 0.31% for the lowest ratings. The existing SAIF premium rates which are 0.23 % to 0.31% will continue. The portion of Minden Bank's deposits acquired in the acquisition of the failed Oak Tree Federal Savings Bank Branch in Minden are insured through the SAIF. Minden Bank has the most favorable rates available in the first half of 1996, 0.00% for BIF and 0.23% for SAIF deposits.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Net Interest Income and Average Balances
                   Three Months Ended March 31, 1996 and 1995
                                   (Thousands)

                                        1996                      1995
                              ------------------------  ------------------------
                               Average            Rate  Average             Rate
                               Balance  Interest  <F2>  Balance   Interest  <F2>
                              --------- -------- -----  --------- -------- -----
ASSETS
Interest Bearing Balances
   Due from Banks               $2,969      $38  5.13%       $12        -     -
Federal Funds Sold              21,159      279  5.29%     7,321     $103  5.71%
Investment Securities <F3>      87,578    1,322  6.05%    90,978    1,361  6.07%
Federal Reserve Bank/ Federal
   Home Loan Bank Stocks         1,051       17  6.49%       878       14  6.47%
Loans                          100,150    2,475  9.91%    69,506    1,697  9.90%
                              --------- --------        --------- --------
     Total Interest-
       Earning Assets          212,907   $4,131  7.78%  $168,695   $3,175  7.63%

Allowance for Loan Losses       (3,416)                   (3,395)
Cash and Due from Banks          9,893                     6,400
Other Assets <F3>                8,774                     6,477
                              ---------                 ---------
     Total Assets             $228,158                  $178,177
                              =========                 =========
LIABILITIES

Savings and Interest-
   Bearing Demand              $70,854     $502  2.84%   $55,650     $379  2.76%
Time Deposits                   91,791    1,197  5.23%    69,289      790  4.62%
                              --------- --------        --------- --------
     Total Interest-
       Bearing Deposits        162,645    1,699  4.19%   124,939    1,169  3.79%

Securities Sold Under
   Repurchase Agreements         6,077       65  4.29%     6,948       62  3.62%
Long-Term Debt                     180        4  8.91%       270        6  9.01%
                              --------- --------        --------- --------
     Total Interest-
       Bearing Liabilities     168,902   $1,768  4.20%   132,157   $1,237  3.80%


Demand Deposits                 33,626                    23,961
Other Liabilities                1,271                       786
                              ---------                 ---------
     Total Liabilities         203,799                   156,904
                              ---------                 ---------

STOCKHOLDERS' EQUITY
Common Stockholders'            24,359                    21,273
   Equity <F3>                ---------                 ---------

     Total Liabilities and
       Stockholders' Equity   $228,158                  $178,177
                              =========                 =========

SPREAD ON INTEREST-BEARING FUNDS                 3.58%                     3.83%

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS       $2,363  4.45%             $1,938  4.66%
                                        ========                  ========
<F2>  All rates are annualized
<F3>  Based upon amortized cost of investment securities


                             PART II
                             -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (1)  3 (ii) By Laws as amended on January 16, 1996

               11  Computation of earnings per share

               (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
               Management's Discussion and Analysis)

          (2)  27 Financial Data Schedule

     (b)  Reports on Form 8-K

                       None
                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          MINDEN BANCSHARES, INC.



May 10, 1996           BY:s/ Jack E. Byrd, Jr.
                          ------------------------
                          Jack E. Byrd, Jr.
                          President and CEO


May 10, 1996           BY:s/ Robert W. Hines, Jr.
                          ------------------------
                          Robert W. Hines, Jr.
                          Vice-President and
                          Chief Financial Officer


            By-Laws as amended on January 16, 1996


                         EXHIBIT 3 (ii)



                             BYLAWS

                               OF


                     MINDEN BANCSHARES, INC.

                     A Louisiana Corporation


                        TABLE OF CONTENTS
                                                       Page
ARTICLE ONE:  OFFICES.............................       1

     1.01 Offices.................................       1
ARTICLE TWO:  SHAREHOLDERS........................       1
     2.01 Annual Meetings.........................       1
     2.02 Special Meetings........................       1
     2.03 Place of Meetings.......................       1
     2.04 Notice..................................       1
     2.05 Voting List.............................       2
     2.06 Voting of Shares........................       2
     2.07 Quorum..................................       2
     2.08 Majority Vote; Withdrawal of Quorum.....       3
     2.09 Method of Voting; Proxies...............       3
     2.10 Closing of Transfer Books; Record Date..       3
     2.11 Presiding Officials at Meetings.........       4
ARTICLE THREE:  DIRECTORS.........................       4
     3.01 Management..............................       4
     3.02 Number; Election; Term; Qualification...       4
     3.03 Decreases in Number.....................       4
     3.04 Removal.................................       4
     3.05 Vacancies; Increases in Number..........       4
     3.06 First Meeting...........................       4
     3.07 Regular Meetings........................       5
     3.08 Special Meetings........................       5
     3.09 Quorum; Majority Vote...................       5
     3.10 Procedure; Minutes......................       5
     3.11 Presumption of Assent...................       5
     3.12 Compensation............................       5
ARTICLE FOUR:  COMMITTEES.........................       6
     4.01 Designation.............................       6
     4.02 Number; Qualification; Term.............       6
     4.03 Authority...............................       6
     4.04 Committee Changes.......................       7
     4.05 Regular Meetings........................       7
     4.06 Special Meetings........................       7
     4.07 Quorum; Majority Vote...................       7
     4.08 Minutes.................................       7
     4.09 Compensation............................       7
     4.10 Responsibility..........................       8
ARTICLE FIVE:  GENERAL PROVISIONS RELATING TO MEETINGS   8
     5.01 Notice..................................       8
     5.02 Waiver of Notice........................       8
     5.03 Telephone and Similar Meetings..........       8
     5.04 Action Without Meeting..................       8
ARTICLE SIX:  OFFICERS AND OTHER AGENTS...........       9
     6.01 Number; Titles; Election; Term..........       9
     6.02 Removal.................................       9
     6.03 Vacancies...............................       9
     6.04 Authority...............................       9
     6.05 Compensation............................      10
     6.06 Chairman of the Board...................      10
     6.07 President...............................      10
     6.08 Vice Presidents.........................      10
     6.09 Treasurer...............................      10
     6.10 Assistant Treasurers....................      11
     6.11 Secretary...............................      11
     6.12 Assistant Secretaries...................      11
ARTICLE SEVEN:  CERTIFICATES AND SHAREHOLDERS.....      11
     7.01 Certificates for Shares.................      11
     7.02 Issuance................................      12
     7.03 Consideration for Shares................      12
     7.04 Lost, Stolen, or Destroyed Certificates.      12
     7.05 Transfer of Shares......................      13
     7.06 Registered Shareholders.................      13
     7.07 Legends.................................      13
ARTICLE EIGHT:  MISCELLANEOUS PROVISIONS..........      15
     8.01 Dividends...............................      15
     8.02 Reserves................................      15
     8.03 Books and Records.......................      15
     8.04 Fiscal Year.............................      15
     8.05 Seal....................................      15
     8.06 Resignation.............................      15
     8.07 Repayment of Sums Disallowed Corporation
          as Deductible Expenses..................      16
     8.08 Securities of Other Corporations........      16
     8.09 Amendment...............................      16
     8.10 Invalid Provisions......................      16
     8.11 Headings................................      16

                             BYLAWS

                               OF

                     MINDEN BANCSHARES, INC.

                     A Louisiana Corporation


                      ARTICLE ONE:  OFFICES


     1.01 Offices. The Corporation may have offices at such places, both within and without the State of Louisiana, as the Board of Directors may from time to time determine or the business of the Corporation may require.

                   ARTICLE TWO:  SHAREHOLDERS


     2.01 Annual Meeting. An annual meeting of shareholders of the Corporation shall be held during each calendar year on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. A shareholder must provide written advance notice by registered or certified mail to the president of the Corporation not less than 60 days prior to the annual shareholders' meeting if the shareholder wishes to make a proposal or nominate a person as director. The 60-day notice period begins on the date the written notice is received by the president of the Corporation. At such meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting.

     2.02 Special Meetings. A special meeting of the shareholders may be called at any time by the president, the Board of Directors, or the holders of not less than twenty percent of all shares entitled to vote at such meeting. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.

     2.03 Place of Meetings. The annual meeting of shareholders may be held at any place within or without the State of Louisiana as may be designated by the Board of Directors. Special meetings of shareholders may be held at any place within or without the State of Louisiana as may be designated by the person or persons calling such special meeting as provided in Section 2.02. If no place for a meeting is designated, it shall be held at the registered office of the Corporation.

     2.04 Notice. Written or printed notice stating the place, day, and hour of each meeting of shareholders, and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the person calling the meeting, to each shareholder of record entitled to vote at such meeting.

     2.05 Voting List. At least ten days before each meeting of shareholders, the secretary shall prepare a complete list of shareholders entitled to vote at such meeting, arranged in alphabetical order, including the address of each shareholder and the number of voting shares held by each shareholder. For a period of ten days prior to such meeting, such list shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder during usual business hours. Such list shall be produced at such meeting, and at all times during such meeting shall be subject to inspection by any shareholder.
The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or stock transfer books.

     2.06 Voting of Shares. Treasury shares, shares of the Corporations's own stock by another corporation the majority of the voting stock of which is owned or controlled by the Corporation, and shares of the Corporation's own stock held by the Corporation in a fiduciary capacity shall not be shares entitled to vote or to be counted in determining the total number of outstanding shares. Shares held by an administrator, executor, guardian, or conservator may be voted by him, either in person or by proxy, without transfer of such shares into his name so long as such shares form a part of the estate and are in the possession of the estate being served by him. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, only after the shares have been transferred into his name as trustee. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without transfer of such shares into his name if authority to do so is contained in the court order by which such receiver was appointed. Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent, or proxy as the bylaws of such corporation may provide or, in the absence of such provision, as the Board of Directors of such corporation may determine. A shareholder whose shares are pledged shall be entitled to vote such shares until they have been transferred into the name of the pledgee, and thereafter, the pledgee shall be entitled to vote such shares.

     2.07 Quorum. The holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at any meeting of shareholders, except as otherwise provided by law, the Articles of Incorporation, or these Bylaws. If a quorum shall not be present or represented at any meeting of shareholders, a majority of the shareholders entitled to vote at the meeting, who are present in person or represented by proxy, may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any reconvening of an adjourned meeting at which a quorum shall be present or represented any business may be transacted which could have been transacted at the original meeting, if a quorum had been present or represented.

     2.08 Majority Vote; Withdrawal of Quorum. If a quorum is present in person or represented by proxy at any meeting, the vote of the holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one on which, by express provision of law, the Articles of Incorporation, or these Bylaws, a different vote is required, in which event such express provision shall govern and control the decision of such question. The shareholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding any withdrawal of shareholders which may leave less than a quorum remaining.

     2.09 Method of Voting; Proxies. Every shareholder of record shall be entitled at every meeting of shareholders to one vote on each matter submitted to a vote, for every share standing in his name on the original stock transfer books of the Corporation except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation. Such books shall be prima facie evidence as the identity of shareholders entitled to vote. At any meeting of shareholders, every shareholder having the right to vote may vote either in person or by a proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Each such proxy shall be filed with the secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. If no date is stated on a proxy, such proxy shall be presumed to have been executed on the date of the meeting at which it is to be voted. Each proxy shall be revocable unless expressly provided therein to be irrevocable or unless otherwise made irrevocable by law.

     2.10 Closing of Transfer Books; Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any reconvening thereof or entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books of the Corporation shall be closed for a stated period but not to exceed in any event 50 days. If the stock transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting, In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 50 days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and if no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders or entitled to receive payment of a dividend, the date on which the notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

     2.11 Presiding Officials at Meetings. Unless some other person or persons are elected by a vote of a majority of the shares then entitled to vote at a meeting of shareholders, the president shall preside at and the secretary shall prepare minutes of each meeting of shareholders.

                    ARTICLE THREE:  DIRECTORS

     3.01 Management. The business and affairs of the Corporation shall be managed by the Board of Directors, subject to the restrictions imposed by law, the Articles of Incorporation, or these Bylaws.

     3.02 Number; Election; Term; Qualification. The first Board of Directors shall consist of the number of directors named in the Articles of Incorporation. Thereafter, the number of directors which shall constitute the entire Board of Directors shall be determined by resolution of the Board of Directors at any meeting thereof or by the shareholders at any meeting thereof, but shall never be less than one. At each annual meeting of shareholders, directors shall be elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. No director need be a shareholder, a resident of the State of Louisiana, or a citizen of the United States.

     3.03 Decreases in Number. No decrease in the number of directors constituting the entire Board of Directors shall have the effect of shortening the term of any incumbent director.

     3.04 Removal. At any meeting of shareholders called expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote on the election of directors.

     3.05 Vacancies; Increases in Number. Any vacancy occurring in the Board of Directors (by death, resignation, removal, or otherwise) may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected to serve for the unexpired term of his predecessor in office. In case of any increase in the number of directors constituting the entire Board of Directors, the additional directors shall be elected at a meeting of shareholders.

     3.06 First Meeting. Each newly elected Board of Directors may hold its first meeting for the purpose of organization and the transaction of business, if a quorum is present, immediately after and at the same place as the annual meeting of shareholders, and no notice of such meeting shall be necessary.

     3.07 Regular Meetings.  Regular meetings of the Board of
Directors may be held without notice at such times and places as may be designated from time to time by resolution of the Board of Directors and communicated to all directors.

     3.08 Special Meetings. A special meeting of the Board of Directors shall be held whenever called by any director at such time and place as such director shall designate in the notice of such special meeting. The director calling any special meeting shall cause notice of such special meeting to be given to each director at least 24 hours before such special meeting. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors need be specified in the notice or waiver of notice of any special meeting.

     3.09 Quorum; Majority Vote. At all meetings of the Board of Directors, a majority of the directors fixed in the manner provided in these Bylaws shall constitute a quorum for the transaction of business. If a quorum is not present at a meeting, a majority of the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote of a majority of the directors present at a meeting at which a quorum is in attendance shall be the act of the Board of Directors, unless the vote of a different number is required by the Articles of Incorporation or these Bylaws.

     3.10 Procedure; Minutes. At meetings of the Board of Directors, business shall be transacted in such order as the Board of Directors may determine from time to time. The Board of Directors shall appoint at each meeting a person to preside at the meeting and a person to act as secretary of the meeting. The secretary of the meeting shall prepare minutes of the meeting which shall be delivered to the secretary of the Corporation for placement in the minute books of the Corporation.

     3.11 Presumption of Assent. A director of the Corporation who is present at any meeting of the Board of Directors at which action on any matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward any dissent by certified or registered mail to the secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     3.12 Compensation. Directors, in their capacity as directors, may receive, by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, for attending meetings of the Board of Directors or a stated salary. No director shall be precluded from serving the Corporation in any other capacity or receiving compensation therefor.

                    ARTICLE FOUR:  COMMITTEES

     4.01 Designation. The Board of Directors may by resolution adopted by a majority of the entire Board of Directors designate executive and other committees.

     4.02 Number; Qualification; Term. Each committee shall consist of one or more directors appointed by resolution adopted by a majority of the entire Board of Directors. The number of committee members may be increased or decreased from time to time by resolution adopted by a majority of the entire Board of Directors. Each committee member shall serve as such until the expiration of his term as a director or his earlier resignation, unless sooner removed as a committee member or as a director.

     4.03 Authority. The executive committee, unless expressly restricted in the resolution adopted by a majority of the entire Board of Directors establishing the executive committee, shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Corporation.
Each other committee, to the extent expressly provided for in the resolution adopted by a majority of the entire Board of Directors establishing such committee, shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Corporation. However, no committee shall have the authority of the Board of Directors in reference to:

     (a)  amending the Articles of Incorporation;

     (b)  approving a plan of merger or consolidation;

     (c) recommending to the shareholders the sale, lease, or exchange of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business;

     (d) recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof;

     (e) amending, altering, or repealing these Bylaws or adopting new Bylaws;

     (f) filling vacancies in or removing members of the Board of Directors or of any committee;

     (g)  electing or removing officers or committee members;

     (h)  fixing the compensation of any committee member; and

     (i) altering or repealing any resolution of the Board of Directors which by its terms provides that it shall not be amendable or repealable.

In the resolution adopted by a majority of the entire Board of Directors establishing an executive or other committee, the Board of Directors may expressly authorize such committee to declare dividends or to authorize the issuance of shares of the Corporation.

     4.04 Committee Changes. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, and to discharge any committee. However, a committee member may be removed by the Board of Directors, only if, in the judgment of the Board of Directors, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     4.05 Regular Meetings. Regular meetings of any committee may be held without notice at such times and places as may be designated from time to time by resolution of the committee and communicated to all committee members.

     4.06 Special Meetings. A special meeting of any committee may be held whenever called by any committee member at such time and place as such committee member shall designate in the notice of such special meeting. The committee member calling any special meeting shall cause notice of such special meeting to be given to each committee member at least 12 hours before such special meeting. Neither the business to be transacted at, nor the purpose of, any special meeting of any committee need be specified in the notice or waiver of notice or any special meeting.

     4.07 Quorum; Majority Vote. At all meetings of any committee, a majority of the number of committee members designated by the Board of Directors shall constitute a quorum for the transaction of business. If a quorum is not present at a meeting of any committee, a majority of the committee members present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote of a majority of the committee members present at any meeting at which a quorum is in attendance shall be the act of a committee, unless the vote of a different number is required by the Articles of Incorporation or these Bylaws.

     4.08 Minutes. Each committee shall cause minutes of its proceedings to be prepared and shall report the same to the Board
of Directors upon the request of the Board of Directors.   The
minutes of the proceedings of each committee shall be delivered to the secretary of the Corporation for placement in the minute books of the Corporation.

     4.09 Compensation. Committee members may, by resolution of the Board of Directors, be allowed a fixed sum and expenses of attendance, if any, for attending any committee meetings or a stated salary.

     4.10 Responsibility. The designation of any committee and the delegation of authority to it shall not operate to relieve the Board of Directors or any director of any responsibility imposed upon it or such director by law.

     ARTICLE FIVE:  GENERAL PROVISIONS RELATING TO MEETINGS

     5.01 Notice. Whenever by law, the Articles of Incorporation, or these Bylaws, notice is required to be given to any shareholder, director, or committee member and no provision is made as to how such notice shall be given, it shall be construed to mean that notice may be given either (a) in person, (b) in writing, by mail,
(c) except in the case of a shareholder, by telegram, telex, cable, telecopies, or similar means, or (d) by any other method permitted by law. Any notice required or permitted to be given hereunder (other than personal notice) shall be addressed to such shareholder, director, or committee member at his address as it appears on the books on the Corporation or, in the case of a shareholder, on the stock transfer records of the Corporation or at such other place as such shareholder, director, or committee member is known to be at the time notice is mailed or transmitted. Any notice required or permitted to be given by mail shall be deemed to be delivered and given at the time when the same is deposited in the United States mail, postage prepaid. Any notice required or permitted to be given by telegram, telex, cable, telecopier, or similar means shall be deemed to be delivered and given at the time transmitted.

     5.02 Waiver of Notice. Whenever by law, the Articles of Incorporation, or these Bylaws, any notice is required to be given to any shareholder, director, or committee member of the Corporation a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time notice should have been given, shall be equivalent to the giving of such notice. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

     5.03 Telephone and Similar Meetings. Shareholders, directors, or committee members may participate in and hold a meeting by means of a conference telephone or similar communications equipment by means of which persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

     5.04 Action Without Meeting. Any action which may be taken, or is required by law, the Articles of Incorporation, or these Bylaws to be taken, at a meeting of shareholders, directors, or committee members may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders, directors, or committee members, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect as a unanimous vote of such shareholders, directors, or committee members, as the case may be, and may be stated as such in any document filed with the Secretary of State of Louisiana or in any certificate or other document delivered to any person. The consent may be in one or more counterparts so long as each shareholder, director, or committee member signs one of the counterparts. The signed consent shall be placed in the minute books of the Corporation.

             ARTICLE SIX:  OFFICERS AND OTHER AGENTS

     6.01 Number; Titles; Election; Term. The Corporation shall have a president, one or more vice presidents (and, in the case of each vice president, with such descriptive title, if any, as the Board of Directors shall determine), a secretary, a treasurer, and such other officers and agents as the Board of Directors may deem desirable. The Board of Directors shall elect a president, vice president, treasurer, and secretary at its first meeting at which a quorum shall be present after the annual meeting of shareholders or whenever a vacancy exists. The Board of Directors then, or from time to time, may also elect or appoint one or more other officers or agents as it shall deem advisable. Each officer and agent shall hold office for the term for which he is elected or appointed and until his successor has been elected or appointed and qualified. Unless otherwise provided in the resolution of the Board of Directors electing or appointing an officer or agent, his term of office shall extend to and expire at the meeting of the Board of Directors following the next annual meeting of shareholders or, if earlier, at his death, resignation, or removal. Any two or more offices may be held by the same person, except that the president and the secretary shall not be the same person. No officer or agent need be a shareholder, a director, a resident of the State of Louisiana, or a citizen of the United States.

     6.02 Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors, only if, in the judgment of the Board of Directors, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

     6.03 Vacancies. Any vacancy occurring in any office of the Corporation may be filled by the Board of Directors.

     6.04 Authority. Officers shall have such authority and perform such duties in the management of the Corporation as are provided in these Bylaws or as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

     6.05 Compensation. The compensation, if any, of officers shall be fixed, increased, or decreased from time to time by the Board of Directors; provided, that the Board of Directors may by resolution delegate to any one or more officers of the Corporation the authority to fix such compensation.

     6.06 Chairman of the Board. The Chairman of the Board, if any, shall be an officer of the Corporation and, subject to the direction of the Board of Directors, shall perform such executive, supervisory, and management functions and duties as may be assigned to him from time to time by the Board of Directors.

     6.07 President. The president shall be the chief executive officer of the Corporation and, subject to the supervision of the Board of Directors, shall have general management of the business and affairs of the Corporation in the ordinary course of its business with all such powers with respect to such business and affairs as may be reasonably incident to such responsibilities, including, but not limited to, the power to employ, discharge, or suspend employees and agents of the Corporation, to fix the compensation of employees and agents, and to suspend, with or without cause, any officer of the Corporation pending final action by the Board of Directors with respect to continued suspension, removal, or reinstatement of such officer. The president shall see that all orders and resolutions of the Board of Directors are carried into effect and shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe.

     6.08 Vice Presidents. Each vice president shall have such powers and duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the president and (in the order as designated by the Board of Directors, or in the absence of such designation, as determined by the length of time each has held the office of vice president continuously) shall exercise the powers of the president during that officer's absence or inability to act.

     6.09 Treasurer. The treasurer shall have custody of the Corporation's funds and securities, shall keep full and accurate accounts of receipts and disbursements, and shall deposit all moneys and valuable effects in the name and to the credit of the Corporation in such depository or depositories as may be designated by the Board of Directors. The treasurer shall audit all payrolls and vouchers of the Corporation, receive, audit, and consolidate all operating and financial statements of the Corporation and its various departments, shall supervise the accounting and auditing practices of the Corporation, and shall have charge of matters relating to taxation. Additionally, the treasurer shall have the power to endorse for deposit, collection or otherwise all checks, drafts, notes, bills of exchange, and other commercial paper payable to the Corporation and to give proper receipts and discharges for all payments to the Corporation. The treasurer shall perform such other duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the president.

     6.10 Assistant Treasurers. Each assistant treasurer shall perform such duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the president. The assistant treasurers (in the order as designated by the Board of Directors or, in the absence of such designation, as determined by the length of time each has held the office of assistant treasurer continuously) shall exercise the powers of the treasurer during that officer's absence or inability to act.

     6.11 Secretary. The secretary shall maintain minutes of all meetings of the Board of Directors, of any committee, and of the shareholders or consents in lieu of such minutes in the Corporation's minute books, and shall cause notice of such meetings to be given when requested by any person authorized to call such meetings. The secretary may sign with the president, in the name of the Corporation, all contracts of the Corporation and affix the seal of the Corporation thereto. The secretary shall have charge of the certificate books, stock transfer books, and stock papers as the Board of Directors may direct, all of which shall at all reasonable times be open to inspection by any director at the office of the Corporation during business hours. The secretary shall perform such other duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the president.

     6.12 Assistant Secretaries. Each assistant secretary shall perform such duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the president. The assistant secretaries (in the order designated by the Board of Directors or, in the absence of such designation, as determined by the length of time each has held the office of assistant secretary continuously) shall exercise the powers of the secretary during that officer's absence of inability to act.

          ARTICLE SEVEN:  CERTIFICATES AND SHAREHOLDERS

     7.01 Certificates for Shares. The certificates for shares of stock of the Corporation shall be in such form as shall be approved by the Board of Directors in conformity with law. The certificates shall be consecutively numbered, shall be entered as they are issued in the books of the Corporation or in the records of the Corporation's designated transfer agent, if any, and shall state the shareholder's name, the number of shares, and such other matters as may be required by law. The certificates shall be signed by the president or any vice president and also by the secretary, an assistant secretary, or any other officer, and may be sealed with the seal of the Corporation or a facsimile thereof. If any certificate is countersigned by a transfer agent or registered by a registrar, either of which is other than the Corporation itself or an employee of the Corporation, the signatures of the foregoing officers may be a facsimile.

     7.02 Issuance. Shares with or without par value may be issued for such consideration and to such persons as the Board of Directors may from time to time determine, except in the case of shares with par value the consideration must be at least equal to the par value of such shares, Shares may not be issued until the full amount of the consideration has been paid.

     7.03 Consideration for Shares. The consideration for the issuance of shares shall consist of money paid, labor done (including services actually performed for the Corporation), or property (tangible or intangible) actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares. In the absence of fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable. The consideration received for shares shall be allocated by the Board of Directors, in accordance with law, between stated capital and capital surplus accounts.

     7.04 Lost, Stolen or Destroyed Certificates. The Corporation shall issue a new certificate in place of any certificate for shares previously issued if the registered owner of the certificate:

     (a) Claim. Makes proof in affidavit form that a previously issued certificate for shares has been lost, destroyed, or stolen;

     (b) Timely Request. Requests the issuance of a new certificate before the Corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim;

     (c) Bond. Gives a bond in such form, and with such surety or sureties, with fixed or open penalty, as the Board of Directors may direct, in its discretion, to indemnify the Corporation (and its transfer agent and registrar, if any) against any claim that may be made on account of the alleged loss, destruction, or theft of the certificate; and

     (d) Other Requirements. Satisfied any other reasonable requirements imposed by the Board of Directors.

When a certificate has been lost, destroyed, or stolen, and the shareholder of record fails to notify the Corporation within a reasonable time after he has notice of it, and the Corporation registers a transfer of the shares represented by the certificate before receiving such notification, the shareholder of record is precluded from making any claim against the Corporation for the transfer or for a new certificate.

     7.05 Transfer of Shares. Shares of stock of the Corporation shall be transferable only on the books of the Corporation by the shareholders thereof in person or by their duly authorized attorney or legal representatives. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, the Corporation or its transfer agent shall issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

     7.06 Registered Shareholders. The Corporation shall be entitled to treat the shareholder of record as the shareholder in fact of any shares and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have actual or other notice thereof, except as otherwise provided by law.

     7.07 Legends. If the Corporation is authorized to issue shares of more than one class, each certificate representing shares issued by the Corporation (a) shall conspicuously set forth on the face or back of the certificate a full statement of (i) all of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued, and (ii) if the Corporation is authorized to issue shares of any preferred or special class in series, the variations in the relative rights and preferences of the shares of each such series to the extent they have been fixed and determined and the authority of the Board of Directors to fix and determine the relative rights and preferences of subsequent series; or (b) shall conspicuously state on the face or back of the certificate that (k) such a statement is set forth in the Articles of Incorporation on file in the office of the Secretary of State and (ii) the Corporation will furnish a copy of such statement to the record holder of the certificate without charge on written request to the Corporation at its principal place of business or registered office.

     If the Corporation has by its Articles of Incorporation limited or denied the preemptive right of shareholders to acquire unissued or treasury shares of the Corporation, every certificate representing shares issued by the Corporation (a) shall conspicuously set forth upon the face or back of the certificate a full statement of the limitation or denial of preemptive rights contained in the Articles of Incorporation, or (b) shall conspicuously state on the face or back of the certificate (i) that there is on file in the office of the Secretary of State a full statement of the limitation or denial of preemptive rights contained in the Articles of Incorporation, and (ii) that the Corporation will furnish a copy of such statement to any shareholder without charge upon written request to the Corporation at its principal place of business or registered office.

     If the Corporation issues any shares which are not registered under the Securities Act of 1933, as amended, and registered or qualified under any applicable state securities laws, the transfer of any such shares shall be restricted in accordance with the following legend:

          "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended (the 'Act'), or the laws of any state, and may not be offered for sale, sold or transferred unless a registration statement under the Act is then in effect with respect to such shares or an exemption from the registration requirement of the Act is then in fact applicable to such sale, transfer or offer for sale. In addition, these shares have been issued pursuant to the intrastate offering exemption of the Act [Section 3(a)(11)] and Rule 147 thereunder, and may not, prior to nine months after the last sale of any security issued by the Corporation pursuant to the offering of which these shares are a part, be sold to anyone not a resident of the State of Louisiana."

     In the event any restriction on the transfer, or registration of the transfer, of shares shall be imposed or agreed to by the Corporation, each certificate representing shares so restricted (a) shall conspicuously set forth a full or summary statement of the restriction on the fact of the certificate, or (b) shall set forth such statement on the back of the certificate and conspicuously refer to the same on the face of the certificate, or (c) shall conspicuously state on the face or back of the certificate that such a restriction exists pursuant to a specified document and (i) that the Corporation will furnish to the record holder of the certificate without charge upon written request to the Corporation at its principal place of business or registered office a copy of the specified document, or (ii) if such document is one required or permitted by law to be and has been filed, that such specified document is on file in the office of the Secretary of State and contains a full statement of such restriction.

            ARTICLE EIGHT:  MISCELLANEOUS PROVISIONS

     8.01 Dividends. Subject to provisions of the statutes and the Articles of Incorporation, dividends may be declared by the Board of Directors at any meeting and may be paid in cash, in property, or in shares of stock of the Corporation. Such declaration and payment shall be at the discretion of the Board of Directors.

     8.02 Reserves. The Board of Directors may create out of funds of the Corporation legally available therefor such reserve or reserves as the Board of Directors from time to time, in its discretion, considers proper to provide for contingencies, to equalize dividends or to repair or maintain any property of the Corporation, or for such other purpose as the Board of Directors shall consider beneficial to the Corporation. The Board of Directors may modify or abolish any such reserve.

     8.03 Books and Records. The Corporation shall keep correct and complete books and records of account, shall keep minutes of the proceedings of its shareholders, Board of Directors, and any committee, and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each shareholder.

     8.04 Fiscal Year. The fiscal year of the Corporation shall be fixed by the Board of Directors; provided, that if such fiscal year is not fixed by the Board of Directors it shall be the calendar year.

     8.05 Seal. The seal, if any, of the Corporation shall be in such form as may be approved from time to time by the Board of Directors.

     8.06 Resignation. A director, committee member, officer, or agent may resign by so stating at any meeting of the Board of Directors or by giving written notice to the Board of Directors, the president or secretary. Such resignation shall take effect at the time specified therein, or immediately if no time is specified. Unless it specifies otherwise, a resignation is effective without being accepted.

     8.07 Repayment of Sums Disallowed Corporation as Deductible Expenses. Any payments made to an officer, director, or employee of the corporation, such as a salary, commission, bonus, interest, or rent, or entertainment expense incurred, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service, shall be reimbursed by such officer, director, or employee to the corporation to the full extent of such disallowance. It shall be the duty of the directors, as a Board, to enforce payment of each such amount disallowed. In lieu of payment by the officer, director, or employee, subject to the determination of the directors, proportionate amounts may be withheld from his or her future compensation payments until the amount owed to the corporation has been recovered.

     8.08 Securities of Other Corporations. The Chairman of the Board, president, any vice president or the treasurer of the Corporation shall have the power and authority to transfer, endorse for transfer, vote, consent, or take any other action with respect to any securities of another issuer which may be held or owned by the Corporation and to make, execute, and deliver any waiver, proxy, or consent with respect to any such securities.

     8.09 Amendment. The power and authority to alter, amend, or repeal these Bylaws or to adopt new Bylaws are concurrently vested in the Board of Directors and the shareholders, subject to the right of the shareholders to repeal the authority of the Board of Directors to alter, amend, or repeal these Bylaws or to adopt new Bylaws.

     8.10 Invalid Provisions. If any part of these Bylaws shall be held invalid or inoperative for any reason, the remaining parts, so far as it is possible and reasonable, shall remain valid and operative.

     8.11 Headings. The headings used in these Bylaws are for convenience only and do not constitute matter to be construed in the interpretation of these Bylaws.

     The undersigned, the secretary of the Corporation, hereby certifies that the foregoing Bylaws were adopted by the Board of Directors of the Corporation as of the 14th day of June, 1983, and amended by Amendment dated January 16, 1996.

                                   s/ John W. Montgomery
                                   -----------------------------
                                   John W. Montgomery, Secretary
                                      Minden Bancshares, Inc.