Form 10QSB
period 1996-03-31
MINDEN BANCSHARES INC
filed 1996-05-14
CIK 889553

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

                    PART I - Financial Information
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1996 AND DECEMBER 31, 1995
                                      (UNAUDITED)


                                                             March     December
                                                             1996        1995
                        ASSETS
- - ----------------------------------------- (in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                   $12,109     $11,121
  Federal Funds Sold                                         19,000      21,500
                                                           ---------  ----------
        Total                                                31,109      32,621
                                                           ---------  ----------
Securities:

  Held to Maturity                                           14,747      14,443
  Available for Sale                                         79,561      74,082
                                                           ---------  ----------
        Total                                                94,308      88,525
                                                           ---------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock         1,175       1,037
Loans, Less Allowance for Loan Losses of $3,406 and $3,397  101,969      95,984
Accrued Interest Receivable                                   2,288       2,328
Bank Premises and Equipment                                   3,181       3,198
Real Estate Owned Other Than Bank Premises                      376         376
Other Assets                                                  3,006       2,942
                                                           ---------  ----------
Total Assets                                               $237,412    $227,011
                                                           =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------------------------
Liabilities:
- - -----------
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
- - --------------------
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
                                                           =========  ==========
See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (UNAUDITED)

                                                             ==================
                                                               1996      1995
                                                             --------  --------
Interest Income:                          (in thousands, except per share data)
- - ---------------
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
- - ----------------
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
- - ------------
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
- - ------------------
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
                                                             ========  ========
See accompanying notes.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                                            ====================
                                                              1996       1995
                                                            ---------  ---------

Cash Flows from Operating Activities:      (in thousands, except per share data)
- - ------------------------------------
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
- - ------------------------------------
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
- - ------------------------------------
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