Form 10QSB
period 1996-06-30
MINDEN BANCSHARES INC
filed 1996-08-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO

     Commission file number 000-21658

                       MINDEN BANCSHARES, INC.
  (Exact name of small business issuer as specified in its charter)


Louisiana                                    72-0980704
(State or other jurisdiction of (IRS Employer Identification No.) Incorporation or organization)

   401 Main Street, Minden, Louisiana                    71055
(Address of principal executive offices)               (Zip Code)

                           (318) 377-4283
                    (Issuer's's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  280,549 as of July 31, 1996

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 38 Pages
                         Exhibit Index - 25


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               June 30, 1996                                4

               Consolidated Statements of Income for
               the Three Months & Six Months
               Ended June 30, 1996 and 1995                 5


               Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 1996,
               and 1995                                     6

               Notes to Consolidated Financial            7-8
               Statements

Item 2.  Management's Discussion and Analysis            9-24

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               25

Item 6.  Exhibits and Reports on Form 8-K                  25


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1996 AND DECEMBER 31, 1995
                                            (UAUDITED)
                                                                     June     December
                              ASSETS                                 1996       1995
      -------------------------------------------(in thousands, except per share data)
      Cash and Cash Equivalents:
        Cash and Due From Banks                                     $12,063    $11,121
        Federal Funds Sold                                           12,500     21,500
                                                                   ---------  ---------
              Total                                                  24,563     32,621
                                                                   ---------  ---------
      Securities:

        Held to Maturity                                             14,661     14,443
        Available for Sale                                           83,466     74,082
                                                                   ---------  ---------
             Total                                                   98,127     88,525
                                                                   ---------  ---------

      Federal Reserve Bank and Federal Home Loan Bank Stock           1,185      1,037
      Loans, Less Allowance for Loan Losses of $3,353 and $3,397    106,521     95,984
      Accrued Interest Receivable                                     2,677      2,328
      Bank Premises and Equipment                                     3,176      3,198
      Real Estate Owned Other Than Bank Premises                        367        376
      Other Assets                                                    3,127      2,942
                                                                   ---------  ---------
      Total Assets                                                 $239,743   $227,011
                                                                   =========  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------------------------
      Liabilities:
      -----------
        Deposits:
           Demand                                                   $34,223    $35,698
           Savings and Interest-Bearing Demand                       75,351     70,510
           Time                                                      95,514     89,888
                                                                   ---------  ---------
             Total Deposits                                         205,088    196,096

        Securities Sold Under Repurchase Agreement                    7,613      5,802
        Accrued Interest Payable                                        860        787
        Other Liabilities                                               554        137
        Note Payable                                                    180        180
                                                                   ---------  ---------
             Total Liabilities                                      214,295    203,002
                                                                   ---------  ---------
      Stockholders' Equity:
      --------------------
        Common Stock, par value $2.50 per share; 500,000
           shares authorized; 309,816 shares issued;
           280,627 and 280,658 shares outstanding                       775        775
        Additional Paid-In Capital                                   11,205     11,205
        Undivided Profits                                            15,084     13,078
        Net Unrealized Gain (Loss) on Available for Sale Securities    (325)       239
        Treasury Stock-At Cost                                       (1,291)    (1,288)
                                                                   ---------  ---------
             Total Stockholders' Equity                              25,448     24,009
                                                                   ---------  ---------
      Total Liabilities and Stockholders' Equity                   $239,743   $227,011
                                                                   =========  =========
      See accompanying notes.


                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (UNAUDITED)
                                                            Three Months          Six Months
                                                            Ended June 30        Ended June 30
                                                          ==================  ===================
                                                            1996      1995      1996      1995
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $2,542    $2,242    $5,016     $3,939
      Securities:
         Held to Maturity (non-taxable)                       186       155       370        302
         Available for Sale                                 1,191     1,118     2,257      2,273
      Federal Funds Sold                                      256       278       535        381
      Federal Reserve Stock and Other                          17        48        35         28
      Interest-Bearing Balances with Banks                     20         0        58         34
                                                          --------  --------  --------  ---------
           Total Interest Income                            4,212     3,841     8,271      6,957
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            527       487     1,029        866
      Time Deposits                                         1,226     1,040     2,423      1,830
      Securities Sold Under Repurchase Agreement and Other     76        74       144        142
                                                          --------  --------  --------  ---------
           Total Interest Expense                           1,829     1,601     3,596      2,838
                                                          --------  --------  --------  ---------
           Net Interest Income                              2,383     2,240     4,675      4,119
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        2,383     2,240     4,675      4,119
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         375       327       747        604
      Trust Department Fees                                     3        20        35         22
      Other Operating Income                                  128        88       279        160
                                                          --------  --------  --------  ---------
            Total Other Income                                506       435     1,061        786
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          698       607     1,392      1,080
      Occupancy Expense                                        88       103       288        174
      Furniture and Equipment Expense                          55        68       113        114
      Other Operating Expenses                                362       411       687        717
      FDIC Insurance                                            6        95        25        182
      Stationery, Supplies and Printing                        31       118        69        180
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,240     1,402     2,574      2,447
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              1,649     1,273     3,162      2,458
    Income Taxes                                              509       389       974        753
                                                          --------  --------  --------  ---------
    Net Income                                             $1,140      $884    $2,188     $1,705
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $4.06     $3.15     $7.80      $6.08
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.65     $0.50     $0.65      $0.50
                                                          ========  ========  ========  =========
    See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                            June 30, 1996



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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At June 30, 1996, the fair market value of securities available for sale was $492,000 less than amortized cost and at December 31, 1995, the fair market value was $362,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted
for the amortization of premiums and accretion of discount.   The
amortized cost and estimated market value of securities held to maturity at June 30, 1996 and December 31, 1995, are as follows:




                            Securities Held to Maturity


                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value


June 30, 1996        14,661      137         177       14,621
December 31, 1995    14,443       90          55       14,478



4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the second quarter, 1996, and 1995, were 280,642 and 280,672 respectively, and for the first six months of 1996 and 1995, were 280,647 and 280,672 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                           Three Months Ended     Six Months Ended
                                          June 30      June 30    June 30    June 30
                                            1996         1995       1996       1995

  Interest income                           $4,212       $3,841     $8,271     $6,957
  Interest expense                           1,829        1,601      3,596       2838
                                          ---------  -----------  ---------  ---------
    Net interest income                      2,383        2,240      4,675      4,119
  Provision for possible loan losses             0            0          0          0
                                          ---------  -----------  ---------  ---------
    Net interest income after provision      2,383        2,240      4,675      4,119
  Noninterest income                           506          435      1,061        786
  Noninterest expense                        1,240        1,402      2,574       2447
                                          ---------  -----------  ---------  ---------
    Income before taxes                      1,649        1,273      3,162      2,458
  Income tax expense                           509          389        974        753
                                          ---------  -----------  ---------  ---------
    Net Income                              $1,140         $884     $2,188     $1,705
                                          =========  ===========  =========  =========
  Earnings per share <F1>                    $4.06        $3.15      $7.80      $6.08
  Dividends declared per share               $0.65        $0.50      $0.65      $0.50
  Average shares outstanding                 280.6        280.7      280.6      280.7
  Book value per share                      $90.68       $79.61     $90.68     $79.61

  Selected Quarter End Balances:
  Loans                                   $109,874      $91,372
  Deposits                                 205,088      186,360
  Debt                                       7,613        6,396
  Equity                                    25,448       22,343
  Total Assets                             239,743      216,211

  Selected Average Balances:
  Loans                                    107,056       91,202    103,604     80,414
  Deposits                                 206,713      185,448    201,489    167,264
  Debt                                       7,031        7,342      6,554      7,010
  Equity                                    25,343       21,619     24,854     20,693
  Total Assets                             240,867      215,573    234,512    196,224

  Selected Ratios (%)
  Return on average assets                    1.90%        1.64%      1.87%      1.75%
  Return on average equity                   18.04%       16.40%     17.66%     16.62%
  Net interest margin (taxable equivalent)    4.37%        4.57%      4.41%      4.60%
  Tier 1 risk-based capital                  21.37%       18.00%
  Total risk-based capital                   22.64%       19.29%
  Leverage                                    9.95%        9.39%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the respective period

OVERVIEW

     The Company's second quarter 1996 net income totalled $1,140 thousand, ($4.06 per share) up 29 percent from $884 thousand ($3.15 per share) in the second quarter, 1995. For the first six months of 1996, net income was $2,188 thousand ($7.80 per share) up 28% from $1,705 thousand ($6.08 per share) in the first half of 1995.

     The return on average assets was 1.90 percent for the second quarter, 1996, an increase of 16 percent from the second quarter, 1995 of 1.64 percent. For the first six months of 1996, the return on average assets was 1.87% as compared to 1.75% for the same period last year.

     The return on average equity was 18.04 percent for the second quarter, 1996, an increase of 10 percent over the second quarter, 1995 of 16.40 percent. For the first six months of 1996, the return on average equity was 17.66% as compared to 16.62% in the prior year.

     The 1996 second quarter earnings benefitted from a 6 percent increase in net interest income, a 16 percent increase in other income and a 12 percent decrease in noninterest expense when compared to the 1995 second quarter. The first six months of 1996 earnings benefitted from a 13 percent increase in net interest income over the prior year period, a 35 percent increase in noninterest income while being detrimented by 5 percent increase in noninterest expense.

     Total assets at June 30, 1996 increased to 239,743 thousand, up 11 percent from a year ago and up 6 percent from December 31, 1995.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                          Second Quarter        Six Months
                                          --------------------------------------------
                                            1996       1995       1996       1995
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $4,212     $3,841     $8,271     $6,957
    Total Interest Expense                   1,829      1,601      3,596      2,838
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      2,383      2,240      4,675      4,119
    Taxable-Equivalent Adjustment
      to Interest Income                        72         64        144        123
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $2,455     $2,304     $4,819     $4,242
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $225,332   $202,211   $219,120   $185,945
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $175,813   $160,896   $172,357   $146,606
      Interest-Free Funds                   49,519     41,315     46,763     39,339
                                          ---------  ---------  ---------  ---------
    Total Investible Funds                $225,332   $202,211   $219,120   $185,945
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.63%      7.75%      7.70%      7.67%
      Interest-Bearing Liabilities            4.17%      3.99%      4.18%      3.90%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.46%      3.76%      3.52%      3.77%
    Contribution of Interest-Free Funds       0.91%      0.81%      0.89%      0.83%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.37%      4.57%      4.41%      4.60%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the Statement of
      Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a negative
      $53 thousand for the second quarter, 1996, and $208 thousand positive for the first six months, 1996, as compared to a positive $1,087 thousand for the second quarter, 1995, and a positive $2,673 thousand for the first six months of 1995.

   Net Interest Income

     The Company's net interest income for the 1996 second quarter was $2,383 thousand, an increase of 6% from $2,240 thousand in the 1995 second quarter, and an increase of 4 percent from $2,291 thousand in the first quarter, 1996. Net interest income for the first half of 1996 was $4,675, an increase of 13 percent over the first half, 1995 of $4,119 thousand. Increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1996 over 1995.

    Average Interest-Earning Assets

     Average interest-earning assets were $225,332 thousand for the 1996 second quarter, $23,121 thousand higher than the 1995 second quarter. For the first half of 1996, interest-earning assets averaged $219,120 thousand, an increase of 18 percent over the prior year of $185,945 thousand. Average loans increased by $15,854 thousand, during the second quarter, 1996, over the prior year, and by $23,190 in the first half, 1996 over the first half, 1995.
Average investment securities increased by $7,530 during the second quarter, 1996 over the prior year and by $2,071 during the first 6 months, 1996 over 1995. During the second quarter, 1996, average Federal funds sold increased by $918 thousand over the prior year and by $7,347 thousand in the first half, 1996 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1996 second quarter were $175,813 thousand, compared to $160,896 thousand for the same period last year, and were $172,357 for the first half of 1996 as compared to $146,406 for the prior year. Average time deposits for the 1996 second quarter were $94,710, an average of $11,070 thousand over the same period last year and average time deposits for the first half, 1996 were $93,250 thousand as compared to $76,504 thousand in the prior year. Average savings and interest-bearing demand deposits for the 1996 second quarter were $73,892 thousand, an increase of $3,978 thousand over the same period last year, and were $72,373 thousand in the first half, 1996 as compared to $62,822 in the prior year.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.24% in the second quarter of 1996, a decrease of 20 basis point from 4.44% in the same period last year and was 4.28% in the first half, 1996 as compared to the prior year of 4.47%. The major contributing factor has been the increased rates on time deposits and lower rates on loans.

     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1996.




PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1996 or 1995. Management does not anticipate any provision for loan losses during 1996. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.

OTHER INCOME
                                                                            First
                                                   Second Quarter         Six Months
                                                -------------------  -------------------
                                                  1996      1995       1996      1995
            (in thousands)                      ========= =========  ========= =========

            Service Charges                         $375      $327       $747      $604
            Trust Fees                                 3        20         35        22
            Other Operating Income                   128        88        279       160

                                                --------- ---------  --------- ---------
                 Total Other Income                 $506      $435     $1,061      $786
                                                ========= =========  ========= =========

     Other income for the 1996 second quarter was $506 thousand, up $71 thousand from the same period last year. For the first six months of 1996, other income was $1,061 thousand, an increase of $275 thousand over the same period last year.

     The increase in other income for both periods of 1996 over 1995 have resulted from increased volume and fee structures.

OPERATING EXPENSES
                                                                            First
                                                   Second Quarter         Six Months
                                                -------------------  -------------------
                                                  1996      1995       1996      1995
            (in thousands)                      ========= =========  ========= =========

            Salaries and Employee Benefits          $698      $607     $1,392    $1,080
            Occupancy Expense                         88       103        288       174
            Furniture and Equipment Expense           55        68        113       114
            Other Operating Expenses                 362       411        687       717
            FDIC Insurance                             6        95         25       182
            Stationary, Supplies and Printing         31       118         69       180
                                                --------- ---------  --------- ---------
                 Total Operating Expenses         $1,240    $1,402     $2,574    $2,447
                                                ========= =========  ========= =========

     Operating expenses for the 1996 second quarter were $1,240 thousand, down from $1,402 thousand in the 1995 second quarter, a decrease of $162 thousand. Operating expenses for the first six months of 1996 were $2,574 thousand, an increase of $127 thousand from $2,447 thousand in the comparable period last year. The decrease in operating expenses in the second quarter and increase for the first six months, 1996 as compared to the same periods in the prior year were due to the acquisition of the three Shreveport, Louisiana branches in March, 1995.

     Salaries and employee benefits in the 1996 second quarter were $698 thousand, compared to $607 thousand in the same period last year. Salaries and employee benefits in the 1996 first six months were $1,392 thousand as compared to $1,080 thousand in the same period last year. The increases for both periods in 1996 over 1995 were due to staffing of the three Shreveport branches along with increased support staff in March, 1995.

     Combined occupancy expense and furniture and equipment expense for the 1996 second quarter were $143 thousand as compared to $171 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1996 first six months were $401 thousand as compared to $288 thousand for the same period last year. The decrease in the second quarter, 1996 as compared to the second quarter, 1995 was due to prior year expenses in connection with the Shreveport acquisition. The increase in the first half, 1996 over 1995 was due to replacement of main office heating and air conditioning system in the first quarter, 1996.

     Other operating expenses were $362 thousand for the 1996 second quarter as compared to $411 thousand for the same period last year. Other operating expenses in the 1996 first six months were $687 thousand as compared to $717 thousand for the same period last year. The decreases for both periods are attributable to the three Shreveport branch acquisitions and related costs which occurred in March, 1995.

     The decreases in FDIC insurance for both periods is due to lower rates established in second half of 1995.

INCOME TAXES

     In the 1996 second quarter, the Company recorded income tax expense of $509 thousand, compared to $389 thousand for the same period last year. In the 1996 first six months income tax expense was $974 thousand as compared to $753 thousand in the same period last year.

     The effective tax rate was 30.9% for the 1996 second quarter as compared to 30.6% for the same period last year. The effective tax rate was 30.8% for the first six months of 1996, as compared to 30.6% for the same period last year. The higher effective tax rate in both periods of 1996, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.

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

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $109,874 thousand at June 30, 1996 as compared to $91,372 thousand at June 30, 1995 and $99,381 thousand at December 31, 1995. The increases over both prior periods have been due to increased loan demand.

     The following table sets forth the loan classifications at June 30, 1996, December 31, 1995, and June 30, 1995:

                                                           -----------------------------
                                                           June 30,   Dec 31,  June 30,
                                                             1996      1995      1995
            (in thousands)                                 --------- --------- ---------

            Commercial, Financial and Agricultural Loans    $28,667   $29,676   $29,276
            Construction Loans Secured by Real Estate         3,460     2,722     1,570
            Other Loans Secured by Real Estate               58,184    50,651    46,606
            Installment and Single Payment Loans             17,128    15,148    14,044
            Other Loans                                       2,619     1,502       236
                                                           --------- --------- ---------
                 Total Loans                                110,058    99,699    91,732
            Less Unearned Discount                              184       318       360
                                                           --------- --------- ---------
                 Total Loans Net of Unearned Discount      $109,874   $99,381   $91,372
                                                           ========= ========= =========

    Non-performing Assets

     The following table sets forth the non-performing assets at June 30, 1996, December 31, 1995, and June 30, 1995:

                                                           -----------------------------
                                                           June 30,   Dec. 31, June 30,
                                                             1996      1995      1995
            (in thousands)                                 --------- --------- ---------

            Non-Accrual Loans                                  $547      $403      $482
            Past-Due Loans                                      421       174       279
            Restructured Loans                                    6        69        68
                                                           --------- --------- ---------
                 Total Non-performing Loans                     974       646       829
            Other Real Estate Owned                             367       376       605
                                                           --------- --------- ---------
                 Total Non-performing Assets                 $1,341    $1,022    $1,434
                                                           ========= ========= =========

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of June 30, 1996, these loans totalled $221 thousand as compared to $257 thousand a year ago and $204 thousand at December 31, 1995.

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

     Non-accrual loans are returned to accrual status only when they are brought fully current with respect to interest and principal and management estimates the loans to be fully collectible as to interest and principal. Interest income on non-accrual loans which would have reported on an accrual basis would have amounted to $15 thousand for the 1996 second quarter and $11 thousand for the 1995 second quarter. Interest income on non-accrual loans which would have been reported on an accrual basis would have amounted to $25 thousand for the first six months of 1996 and $17 thousand for the first six months of 1995. Interest income on restructured loans included in net income amounted to $1 thousand for the 1996 second quarter and $4 thouand for the 1995 second quarter. Interest income on restructured loans included in net income amounted to $3 thousand for the first six months of 1996 and $7 thousand for the first six months of 1995.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended June 30, 1996, and 1995, and six months ended June 30, 1996, and 1995.

                                              Second Quarter      First Six Months
                                            -------------------   ------------------
                                              1996      1995        1996     1995
  (in thousands)                            ========= =========   ==================

  Balance at Beginning of Period              $3,406    $3,391      $3,396   $3,395

  Charge-Offs
    Commercial, Financial and Agricultural        73         0          78        0
    Real Estate - Construction                     0         0           0        0
    Real Estate - Mortgage                         0        30           0       67
    Installment Loans to Individuals              12        20          33       25
                                            --------- ---------   ------------------
       Total                                      85        50         111       92
                                            --------- ---------   ------------------

  Recoveries
    Commercial Financial and Agricultural          0         2           0       21
    Real Estate - Construction                     0         0           0        0
    Real Estate - Mortgage                        20        53          42       60
    Installment Loans to Individuals              12        13          26       25
                                            --------- ---------   ------------------
       Total                                      32        68          68      106
                                            --------- ---------   ------------------
  Net Recoveries (Charge-Offs)                   (53)       18         (43)      14
  Additions Charged to Operations                  0         0           0        0
                                            --------- ---------   ------------------
  Balance at End of Period                    $3,353    $3,409      $3,353   $3,409
                                            ========= =========   ==================

     The following table reflects the allowance coverage ratios at June 30, 1996, December 31, 1995 and June 30, 1995.

                                            June 30,   Dec 31,    June 30,
  For the Quarter Ended:                      1996      1995        1995
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         3.05%     3.42%       3.73%
    Average Loans                               3.13%     3.51%       3.74%
    Non-performing Loans                      344.25%   525.85%     411.22%
    Non-performing Assets                     250.04%   332.39%     237.73%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                         0.10%     0.00%    (0.04%)
    Average Loans                               0.10%     0.00%    (0.04%)
    Allowance for Loan Losses                   3.17%    (0.06%)   (1.06%)

     Management deems its allowance for loan losses at June 30, 1996, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio including the loans acquired in the acquisition of the three
Shreveport branches. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.



CAPITAL

     Total stockholders' equity at June 30, 1996, was $25,448 thousand, up from $24,009 thousand at December 31, 1995 and $22,343 thousand at June 30, 1995. Stockholders' equity at June 30, 1996, reflects negative impact of $325 thousand for net unrealized gains on securities available for sale.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity.
Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At June 30, 1996, the Company's Tier 1 Capital to risk-weighted assets ratio was 21.37% and the Total Capital to risk-weighted assets ratio was 22.64%.

    Leverage Ratios

     The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for loan losses). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset qualify, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4% to 5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances, or risk profile, of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

     The table which follows sets forth the Company's Tier 1 and Tier
2 Capital, risk-weighted assets, including off balance sheet items, and the Company's risk-based capital ratios under the final guidelines as well as Tier 1 leverage ratios.

                                       Capital and Ratios

                                                 June 30,   Dec 31,  June 30,
                                                   1996      1995      1995
            (in thousands), except ratios        --------- --------- ---------

            Tier 1 Capital
              Common Stockholders' Equity          23,755    21,661    20,242
            Tier 2 Capital
              Reserve for Possible Loan Losses      1,413     1,628     1,458
                                                 --------- --------- ---------
                 Total Qualifying Capital          25,168    23,289    21,700
                                                 ========= ========= =========

            Risk Weighted Assets                  113,066   126,390   112,466

            Tier 1 Capital Ratio                    21.37%    17.14%    18.00%
            Total Capital Ratio                     22.64%    18.43%    19.29%
            Tier 1 Leverage Ratio                    9.95%     9.52%     9.39%



    Common Stock Dividends

     For the second quarters of 1996 and 1995, the Board of Directors of the Company declared dividends of $.65 and $.50 per share respectively. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 51.79% during the 1996 second quarter and 49.18% during the 1995 second quarter. Cash on hand and due from banks averaged $10,167 thousand in the 1996 second quarter and $7,093 thousand in the 1995 second quarter. Federal Funds sold averaged $19,708 thousand in the 1996 second quarter and $18,790 thousand in the 1995 second quarter.

     At June 30, 1996, investment securities at amortized cost, totalled $98,619 thousand, of which $35,802 thousand or 36.30% mature or reprice within one year, $50,228 thousand mature or reprice within two to five years, and $12,589 thousand mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

     The FDIC completed the recapitalization of the BIF in May, 1995, and has lowered the rate structure for the stronger capitalized banks and those with higher supervisory ratings. The proposed new rates for the BIF are 0.00% for the highest ratings to 0.31% for the lowest ratings. The existing SAIF premium rates which are 0.23% to 0.31% will continue. The portion of Minden Bank's deposits acquired in the acquisition of the failed Oak Tree Federal Savings Bank Branch in Minden in August, 1994, are insured through the SAIF. Minden Bank has the most favorable rates available in 1996, 0.00% for BIF and 0.23% for SAIF deposits.

                                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                               Three Months Ended June 30, 1996 and 1995
                                                                   (Thousands)

                                                                 1996                             1995
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $1,236      $20         6.49%    $2,706      $33         3.87%
            Federal Funds Sold                         19,708      256         5.21%    18,790      278         5.93%
            Investment Securities <F4>                 96,157    1,377         5.74%    88,627    1,273         5.76%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,175       17         5.80%       886       15         6.80%
            Loans                                     107,056    2,542         9.52%    91,202    2,242         9.86%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets                     225,332   $4,212         7.50%   202,211   $3,841         7.62%

            Allowance for Loan Losses                  (3,418)                          (3,423)
            Cash and Due from Banks                    10,167                            7,093
            Other Assets <F4>                           8,786                            9,692
                                                     ---------                        ---------
                 Total Assets                        $240,867                         $215,573
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $73,892     $527         2.86%   $69,914     $487         2.79%
            Time Deposits                              94,710    1,226         5.19%    83,640    1,040         4.99%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   168,602    1,753         4.17%   153,554    1,527         3.99%

            Securities Sold Under
              Repurchase Agreements                     7,031       72         4.11%     7,072       68         3.86%
            Long-Term Debt                                180        4         8.91%       270        6         8.91%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                175,813   $1,829         4.17%   160,896   $1,601         3.99%


            Demand Deposits                            38,111                           31,894
            Other Liabilities                           1,600                            1,164
                                                     ---------                        ---------
                 Total Liabilities                    215,524                          193,954
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity                25,343                           21,619
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity <F4>          $240,867                         $215,573
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS                                   3.33%                            3.63%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS                  $2,383         4.24%             $2,240         4.44%
                                                               ======== ============            ======== ============

<F4>  Based upon amortized cost of investment securities

                                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                                Six Months Ended June 30, 1996 and 1995
                                                                   (Thousands)

                                                                 1996                             1995
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $2,102      $58         5.53%    $1,766      $33         3.77%
            Federal Funds Sold                         20,434      535         5.25%    13,087      381         5.87%
            Investment Securities <F5>                 91,867    2,627         5.73%    89,796    2,575         5.78%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,113       35         6.31%       882       29         6.63%
            Loans                                     103,604    5,016         9.71%    80,414    3,939         9.88%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets                     219,120   $8,271         7.57%   185,945   $6,957         7.54%

            Allowance for Loan Losses                  (3,417)                          (3,409)
            Cash and Due from Banks                    10,030                            6,834
            Other Assets <F5>                           8,779                            6,854
                                                     ---------                        ---------
                 Total Assets                        $234,512                         $196,224
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $72,373   $1,029         2.85%   $62,822     $866         2.78%
            Time Deposits                              93,250    2,423         5.21%    76,504    1,830         4.82%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   165,623    3,452         4.18%   139,326    2,696         3.90%

            Securities Sold Under
              Repurchase Agreements                     6,554      136         4.16%     7,010      131         3.77%
            Long-Term Debt                                180        8         8.91%       270       11         8.22%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                172,357   $3,596         4.18%   146,606   $2,838         3.90%


            Demand Deposits                            35,866                           27,938
            Other Liabilities                           1,435                              987
                                                     ---------                        ---------
                 Total Liabilities                    209,658                          175,531
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity <F5>           24,854                           20,693
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity              $234,512                         $196,224
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS                                   3.39%                            3.64%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS                  $4,675         4.28%             $4,119         4.47%
                                                               ======== ============            ======== ============
<F5>  Based upon amortized cost of investment securities

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following four items were submitted to a vote at the Annual Meeting of Shareholders held on April 9, 1996.

     (a)  Election of Directors

     The following fourteen (14) directors were elected to serve until the 1997 Annual Meeting.

     R. Thad Andress          Harry E. McInnis, Jr.
     Don L. Brice             John W. Montgomery
     Dr. Edward D. Brown      Don D. Moore
     Jack E. Byrd, Jr.        Joe E. Ratcliff
     Dr. Gary G. Daniel       Howard G. Spillers
     Hal K. Jackson           R. E. (Mike) Woodard, Jr.
     James D. Madden          S. Douglas Madden

     There were 208,792 votes cast for the election of all directors with no votes being cast against or abstaining on any director.

     (b) The appointment of Heard, McElroy & Vestal as independent auditors for the Company and its subsidiary for the year ending December 31, 1996, was ratified by the following vote:

               FOR       208,546
               AGAINST         6
               ABSTAIN       240

     (c) The supplementing and amending of the Articles of Incorporation which limits acts for which directors and officers may be personally liable.

               FOR       202,248
               AGAINST         0
               ABSTAIN     6,544

     (d)  The adoption of Stock Incentive Plan

               FOR       205,511
               AGAINST     2,729
               ABSTAIN       552


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         (1)  3 (i) Articles of Incorporation as amended on April 23,
              1996

          (2)  3 (i) (a) Amendment dated April 23, 1996 to the
               Articles of Incorporation.

               11 Computation of earnings per share

               (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
               Management's Discussion and Analysis)

          (3)  27 Financial Data Schedule

     (b)  Reports on Form 8-K

          None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



August 12, 1996          BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


August 12, 1996          BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer


       ARTICLES OF INCORPORATION as amended on April 23, 1996


                            EXHIBIT 3 (i)


                      ARTICLES OF INCORPORATION

                                  OF

                       MINDEN BANCSHARES, INC.

     I, the undersigned natural person of the age of eighteen (18) years or more, acting as an incorporator of a corporation
(hereinafter called the "Corporation") under the Louisiana Business Corporation Law, do hereby adopt the following Articles of Incorporation for the Corporation:

                        ARTICLE ONE:  NAME

     The name of the Corporation is Minden Bancshares, Inc.

                      ARTICLE TWO:  DURATION

     The Corporation's period of duration is perpetual.

                      ARTICLE THREE:  PURPOSE

     The purpose or purposes for which the Corporation is organized are:

     (a)  To act as a bank holding company;

     (b) To transact any and all lawful business for which corporations may be incorporated under the Louisiana Business Corporation Law;

     (c) To buy, sell, lease, and deal in services, personal property, and real property;

     (d) To do each and every thing necessary, suitable, or proper for the accomplishment of any of the purposes or for the attainment of any one or more of the objects herein enumerated or which at any time appear conducive to or expedient for the protection or benefit of the Corporation.

     The foregoing clauses shall be construed as powers as well as objects and purposes, and the matter expressed in each clause shall, unless herein otherwise expressly provided, be in nowise limited by reference to or inference from the terms of any other clause, but shall be regarded as independent object, purposes and powers, and shall not be construed to limit or restrict in any manner the meaning of the general terms or the general powers of the Corporation.

                        ARTICLE FOUR:  STOCK

     The Corporation is authorized to issue one class of shares to be designated "common." The total number of common shares which the Corporation is authorized to issue is 500,000 shares, and the par value of each such share is $2.50.

              ARTICLE FIVE:  PREEMPTIVE RIGHTS DENIED

     No holder of any shares of common stock shall have any preemptive or preferential right to receive, purchase or subscribe to (a) any unissued or treasury shares of any class of stock (whether now or hereafter authorized) of the Corporation, (b) any obligations, evidences of indebtedness or other securities of the Corporation convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase or subscribe to, any such unissued or treasury shares, (c) any right of subscription to or right to receive , or any warrant or option for the purchase of, any of the foregoing securities, or (d) any other securities that may be issued or sold by the Corporation.

                   ARTICLE SIX:  CUMULATIVE VOTING

     Cumulative voting for the election of directors is prohibited.

                  ARTICLE SEVEN:  ADOPTION OF BYLAWS

     The Board of Directors of the Corporation may adopt the initial bylaws of the Corporation and may thereafter alter, amend, or repeal the bylaws of the Corporation or may adopt new bylaws, subject to the shareholders' concurrent right to alter, amend, or repeal the bylaws or to adopt new bylaws. The shareholders may provide that any or all bylaws altered, amended, repealed, or adopted by the shareholders shall not be altered, amended, re-enacted, or repealed by the Board of Directors of the Corporation.

                  ARTICLE EIGHT:  INTERESTED PARTIES

     A contract or transaction between the Corporation and any other Person (as used herein the term "Person" means an individual, firm, trust, partnership, joint venture, association, corporation, political subdivision or instrumentality, or other entity) shall not be affected or invalidated by the fact that (a) any director, officer, or security holder of the Corporation is also a party to, or has a direct or indirect interest in, such contract or transaction; or (b) any director or, officer, or security holder the Corporation is in any connected with such other Person or with any of its officers or directors.

     Every person who may become a director of the Corporation is hereby relieved from any liability that might otherwise exist from contracting with the Corporation for the benefit of himself or of any Person in which he has any interest, whether or not the interested director's presence at a meeting or his vote or votes were necessary to obligate the Corporation in such transaction, if such interest shall have been disclosed to, or known to, the Corporation's directors or shareholders who shall have approved such transaction and the contract or transaction was fair as to the Corporation as of the time it was authorized, approved or ratified by the Board of Directors.

                   ARTICLE NINE:  INDEMNIFICATION

     Section A. The Corporation may indemnify any person who was or is a party or is threatened with being made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (all such actions, suits, and proceedings and accompanying modifiers being comprehended by the term "Proceeding") (excluding actions by, or in the right of, the Corporation), by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another Person. Such indemnification may be made only against those expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding if (i) he is successful on the merits or otherwise; or (ii) he acted in the transaction which is the subject of the Proceeding in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal Proceeding, he had no reasonable cause to believe his conduct was unlawful. The termination of any Proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Corporation, nor, with respect to any criminal Proceeding, that he had reasonable cause to believe that his conduct was unlawful.

     Section B. The Corporation may indemnify any person who was or is a party or is threatened with being made a party to a Proceeding by or in the right of the Corporation by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another Person. Such indemnification may be made against expenses (including attorneys' fees, and amounts paid in settlement not exceeding, in the judgment of the Board of Directors, the estimated expense of litigating the action to conclusion) actually and reasonably incurred by such person in connection with the defense or settlement of such Proceeding if (i) he is successful on the merits or otherwise; or
(ii) he acted in the transaction which is the subject of the Proceeding in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Corporation. However, no indemnification may be made in respect of any claim, issue, or matter in relation to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation. Notwithstanding the foregoing exception, indemnification may be made to the extent that the court in which such Proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses as the court of appropriate jurisdiction shall deem proper.

     Section C. Any indemnification under Section A or Section B of this Article (other than one ordered by a court) may be made by the Corporation only upon a determination that indemnification of such person is proper in the circumstances because he has met the applicable standard of conduct set forth in such Section. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such Proceeding; or, if such a quorum is not obtainable (or, even if obtainable, if a quorum of disinterested directors so directs), by independent legal counsel in a written opinion, or by the shareholders of the Corporation; or through such procedures as shall be authorized in the bylaws of the Corporation.

     Section D. Expenses incurred in defending a civil or criminal Proceeding may be paid by the Corporation in advance of the final disposition of such Proceeding as authorized by the Board of Directors or other appropriate body or party in the manner provided in Section C of this Article only when the Corporation has received an undertaking by or on behalf of the person who is to receive such payment to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in this Article.

     Section E. In determining whether the standard of conduct set forth in Section A or Section B has been met, it may be determined that a person has met the standard as to some matters but not as to others, and the amount of indemnification may be accordingly prorated.

     Section F. The indemnification provided by Sections A through E shall not be exclusive of any other rights to which a person may be entitled by law, bylaw, agreement, vote or shareholders, or otherwise.

     Section G. The indemnification provided by Sections A through E shall inure to the heirs, executors, and administrators of any person entitled to indemnification under this Article.

     Section H. The Corporation may purchase and maintain insurance on any person who is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another Person against any liability incurred by him in any such position, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under Sections A through E.

                   ARTICLE TEN:  REPURCHASE OF STOCK

     The Corporation is authorized to purchase, directly or indirectly, its own shares to the extent of the aggregate of the unrestricted capital surplus and unrestricted reduction surplus available therefor, without submitting such purchase to a vote of the shareholders of the Corporation.

                   ARTICLE ELEVEN:  VOTING PERCENTAGES

     Except as otherwise provided in these Articles, the bylaws or by provision of law, a majority of votes actually cast shall decide any matter properly before any shareholders' or directors' meeting organized for the transaction of business, except that directors shall be elected by plurality vote.

   ARTICLE TWELVE:  REVERSION OF UNCLAIMED DIVIDENDS, REDEMPTION
               PAYMENTS AND RECLASSIFICATION SHARES

     Any and all cash, property or share dividends, shares issuable to shareholders in connection with a reclassification of stock, and the redemption price of redeemed shares, which are not claimed by the shareholders entitled thereto within a reasonable time (not less than one year in any event) after the dividend or redemption price became payable or the shares became issuable, despite reasonable efforts by the Corporation to pay the dividend or redemption price or deliver the certificates for the shares to such shareholders within such time, shall, at the expiration of such time, revert in full ownership to the Corporation, and the Corporation's obligation to pay such dividend or redemption price or issue such shares, as the case may be, shall thereupon cease; provided that the Board of Directors may, at any time, for any reason satisfactory to it, but need not, authorize (a) payment of the amount of any cash or property dividend or redemption price or
(b) issuance of any shares, ownership of which has reverted to the Corporation pursuant to the provision of this Article, to the entity who or which would be entitled thereto had such reversion not occurred.

                   ARTICLE THIRTEEN:  INCORPORATOR

     The name and address of the incorporator is:


        NAME             ADDRESS

        Stephen T. Braun      4700 InterFirst Two
                         Dallas, Texas  75270

      ARTICLE FOURTEEN:  LIABILITY OF DIRECTORS OR OFFICERS FOR
            MONETARY DAMAGES FOR BREACH OF FIDUCIARY DUTY

     Section 14.1. A director or officer of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director or officer, except for liability (a) for any breach of the director's or officer's duty of loyalty to the Corporation or its shareholders; (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation or law; (c) under Louisiana R. S. 12:92 (D), or (d) for any transaction from which the director or officer derived an improper personal benefit.

     Section 14.2. If the Louisiana Business Corporation Law is hereafter amended to authorize the further elimination or limitation of the liability of directors or officers, then the liability of a director or officer of the Corporation shall be limited to the fullest extent permitted by the amended state law.

     Section 14.3. Any repeal or modification of this paragraph by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation existing at the time of such repeal or modification.


              AMENDMENTS TO ARTICLES OF INCORPORATION

                        dated April 23, 1996

                          EXHIBIT 3 (i) (a)


                     THE ARTICLES OF INCOPORATION
                      OF MINDEN BANCSHARES, INC.
                 AMENDED ON APRIL 23, 1996 AS FOLLOWS:



       ARTICLE FOURTEEN:  LIABILITY OF DIRECTORS OR OFFICERS FOR
             MONETARY DAMAGES FOR BREACH OF FIDUCIARY DUTY

     Section 14.1. A director or officer of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a director or officer, except for liability (a) for any breach of the director's or officer's duty of loyalty to the Corporation or its shareholders; (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation or law; (c) under Louisiana R. S. 12:92 (D), or (d) for any transaction from which the director or officer derived an improper personal benefit.

     Section 14.2. If the Louisiana Business Corporation Law is hereafter amended to authorize the further elimination or limitation of the liability of directors or officers, then the liability of a director or officer of the Corporation shall be limited to the fullest extent permitted by the amended state law.

     Section 14.3. Any repeal or modification of this paragraph by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation existing at the time of such repeal or modification.

                       Financial Data Schedule



                             EXHIBIT 27