Form 10QSB/A
period 1996-06-30
MINDEN BANCSHARES INC
filed 1996-08-15
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB/A
                           (AMENDMENT NO. 1)

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
                                                          ========  ========  ========  =========
    See accompanying notes.

                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                               (UNAUDITED)

                                                                          ====================
                                                                            1996       1995
                                                                          ---------  ---------
            Cash Flows from Operating Activities:        (in thousands, except per share data)
            ------------------------------------
              Net Income                                                    $2,188     $1,705
              Adjustments to Reconcile Net Income to Net Cash
                Provided by Operating Activities:
                 Depreciation and Amortization                                 169        165
                 (Gain) Loss on Sale of ORE                                     (5)       (13)
                 (Increase) Decrease in Accrued Interest Receivable           (349)         9
                 Write-down on Real Estate Owned Other than Bank Premises        0          4
                 (Increase) Decrease in Other Assets                            33     (2,069)
                 Increase (Decrease) in Accrued Interest Payable                73        232
                 Increase (Decrease) in Other Liabilities                      417        308
                                                                          ---------  ---------
                   Total Adjustments                                           338     (1,364)
                                                                          ---------  ---------
                   Net Cash Provided (Used) by Operating Activities          2,526        341
0
            Cash Flows from Investing Activities:
            ------------------------------------
              Proceeds from Sales and Maturities of Investment Securities   28,110      8,701
              Purchase of Investment Securities                            (38,713)    (2,207)
              Proceeds from Sales of ORE                                        14         67
              Purchase of three branches-property                                0     (1,050)
              Purchase of Equipment                                            (75)      (228)
              Net (Increase) Decrease in Loans                             (10,537)   (25,153)
                                                                          ---------  ---------
                   Net Cash (Used) by Investing Activities                 (21,201)   (19,870)

            Cash Flows from Financing Activities:
            ------------------------------------
              Dividends Paid                                                  (183)      (140)
              Net Increase (Decrease) in Demand Deposits                    (1,475)     8,260
              Net Increase (Decrease) in Savings and Interest-Bearing
                Demand Deposits                                              4,841     14,673
              Net Increase (Decrease) in Time Deposits                       5,626     18,163
              Net Increase (Decrease) in Securities Sold Under
                Repurchase Agreements                                        1,811     (1,312)
              Purchase of Treasury Stock                                        (3)        (8)
                                                                          ---------  ---------
                   Net Cash Provided by Financing Activities                10,617     39,636
                                                                          ---------  ---------
            Net Increase (Decrease) in Cash and Cash Equivalents            (8,058)    20,107
            Cash and Cash Equivalents at Beginning of Period                32,621     11,658
                                                                          ---------  ---------
            Cash and Cash Equivalents at End of Period                     $24,563    $31,765
                                                                          =========  =========
            Cash Payments:  Interest                                        $3,515     $2,606
                                                                          =========  =========
                            Income Taxes                                      $943       $700
                                                                          =========  =========
            See accompanying notes.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



August 15, 1996          BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


August 15, 1996          BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer