Form 10QSB
period 1996-09-30
MINDEN BANCSHARES INC
filed 1996-11-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                        _____________

                         FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED SEPTEMBER 30, 1996

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

                    (318) 377-4283
     (Registrant's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report,), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X    No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                  280,549 as of October 31, 1996

     Transitional Small Business Disclosure Format (Check one):
          Yes              No  X

                    Page 1 of 28 Pages
                    Exhibit Index - 25


     FORM 10-QSB


     INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               September 30, 1996 and December 31, 1995     4

               Consolidated Statements of Income for
               the Three Months & Nine Months
               Ended September 30, 1996 and 1995            5

               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30,
               1996 and 1995                                6

               Notes to Consolidated Financial
               Statements                                 7-8

Item 2.  Management's Discussion and Analysis            9-24

PART II

Item 6.  Exhibits and Reports on Form 8-K                  25


     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

           MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                         (UNAUDITED)
                                                                    September    December
                           ASSETS                                        1996        1995
                                                                    ==========  ==========
-----------------------------------------------------(in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                             $13,018     $11,121
  Federal Funds Sold                                                   16,000      21,500
                                                                    ----------  ----------
     Total                                                             29,018      32,621
                                                                    ----------  ----------
Securities
  Held to Maturity (Cost)                                              14,653      14,443
  Available for Sale (Fair Value)                                      79,939      74,082
                                                                    ----------  ----------
     Total                                                             94,592      88,525
                                                                    ----------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock                   1,195       1,037
Loans, Less Allowance for Loan Losses of $3,353 & $3,397              110,340      95,984
Accrued Interest Receivable                                             2,365       2,328
Bank Premises and Equipment                                             3,130       3,198
Real Estate Owned Other Than Bank Premises                                287         376
Other Assets                                                            3,156       2,942
                                                                    ----------  ----------
Total Assets                                                         $244,083    $227,011
                                                                    ==========  ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------
Liabilities:
------------
  Deposits:
     Demand                                                           $37,182     $35,698
     Savings and Interest-Bearing Demand                               74,324      70,510
     Time                                                              98,775      89,888
                                                                    ----------  ----------
       Total Deposits                                                 210,281     196,096

  Securities Sold Under Repurchase Agreement                            5,320       5,802
  Accrued Interest Payable                                                838         787
  Other Liabilities                                                       793         137
  Note Payable                                                            180         180
                                                                    ----------  ----------
       Total Liabilities                                              217,412     203,002
                                                                    ----------  ----------
Stockholders' Equity:
--------------------------
  Common Stock, par value $2.50 per share; 500,000
     shares authorized; 309,816 shares issued;
     280,549 and 280,658 shares outstanding                               775         775
  Additional Paid-In Capital                                           11,205      11,205
  Undivided Profits                                                    16,272      13,078
  Net Unrealized Gain (Loss) on Available for Sale Securities            (284)        239
  Treasury Stock-At Cost                                               (1,297)     (1,288)
                                                                    ----------  ----------
       Total Stockholders' Equity                                      26,671      24,009
                                                                    ----------  ----------
Total Liabilities and Stockholders' Equity                           $244,083    $227,011
                                                                    ==========  ==========
See accompanying notes.

        MINDEN BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (UNAUDITED)
                                                            Three Months           Nine Months
                                                         Ended September 30     Ended September 30
                                                       ======================  =====================
                                                          1996        1995          1996        1995
                                                       ---------   ----------  -----------  ---------
Interest Income:                                           (in thousands, except per share data)
--------------------
  Interest and Fees on Loans                              $2,757      $2,312      $7,773      $6,251
  Securities:
     Held to Maturity (non-taxable)                          186         164         555         466
     Available for Sale                                    1,248       1,111       3,506       3,384
  Federal Funds Sold                                         227         338         762         719
  Federal Reserve Stock and Other                             16          15          51          43
  Interest-Bearing Balances with Banks                        17           9          76          43
                                                       ----------  ----------  ----------  ----------
       Total Interest Income                               4,451       3,949      12,723      10,906
                                                       ----------  ----------  ----------  ----------
Interest Expense:
---------------------
  Savings and Interest-Bearing Demand Deposits               542         488       1,570       1,354
  Time Deposits                                            1,278       1,145       3,701       2,975
  Securities Sold Under Repurchase Agreement and Other        80          71         224         213
                                                       ----------  ----------  ----------  ----------
       Total Interest Expense                              1,900       1,704       5,495       4,542
                                                       ----------  ----------  ----------  ----------
       Net Interest Income                                 2,551       2,245       7,228       6,364
  Provision for Loan Losses                                    0           0           0           0
                                                       ----------  ----------  ----------  ----------
       Net Interest Income After Provision for Loan Los    2,551       2,245       7,228       6,364
                                                       ----------  ----------  ----------  ----------
Other Income:
------------------
  Service Charges                                            407         373       1,154         977
  Trust Department Fees                                        3           3          38          25
  Other Operating Income                                     146         116         424         276
                                                       ----------  ----------  ----------  ----------
        Total Other Income                                   556         492       1,616       1,278
                                                       ----------  ----------  ----------  ----------
Operating Expenses:
--------------------------
  Salaries and Employee Benefits                             696         636       2,088       1,716
  Occupancy Expense                                           99          98         387         272
  Furniture and Equipment Expense                             78          60         191         174
  Other Operating Expenses                                   436         366       1,122       1,083
  FDIC Insurance                                               0          46          26         228
  Stationery, Supplies and Printing                           74          96         144         276
                                                       ----------  ----------  ----------  ----------
       Total Operating Expense                             1,383       1,302       3,958       3,749
                                                       ----------  ----------  ----------  ----------
Income Before Income Taxes                                 1,724       1,435       4,886       3,893
Income Taxes                                                 536         443       1,510       1,196
                                                       ----------  ----------  ----------  ----------
Net Income                                                $1,188        $992      $3,376      $2,697
                                                       ==========  ==========  ==========  ==========
Earnings Per Share                                         $4.23       $3.54      $12.03       $9.61
                                                       ==========  ==========  ==========  ==========
Dividends Declared Per Share                               $0.00       $0.00       $0.65       $0.50
                                                       ==========  ==========  ==========  ==========

           MINDEN BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         (UNAUDITED)

                                                             =========  =========
                                                                1996      1995
                                                             ---------  ---------
Cash Flows from Operating Activities:                           (in thousands)
----------------------------------------------
  Net Income                                                    $3,376    $2,697
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                                 253       227
     (Gain) Loss on Sale of ORE                                    (18)      (13)
     (Increase) Decrease in Accrued Interest Receivable            (37)      (80)
     Write-down on Real Estate Owned Other than Bank Premises        0         4
     (Increase) Decrease in Other Assets                           (51)   (2,031)
     Increase (Decrease) in Accrued Interest Payable                51       350
     Increase (Decrease) in Other Liabilities                      656       589
                                                             ----------  --------
       Total Adjustments                                           854      (954)
                                                             ----------  --------
       Net Cash Provided (Used) by Operating Activities          4,230     1,743

Cash Flows from Investing Activities:
---------------------------------------------
  Proceeds from Sales and Maturities of Investment Securities   42,680    12,554
  Purchase of Investment Securities                            (49,698)   (8,887)
  Proceeds from Sales of ORE                                       190        47
  Purchase of three branches-property                                0    (1,050)
  Purchase of Equipment                                            (78)     (250)
  Net (Increase) Decrease in Loans                             (14,439)  (28,973)
                                                             ----------  --------
       Net Cash (Used) by Investing Activities                 (21,345)  (26,559)

Cash Flows from Financing Activities:
----------------------------------------------
  Dividends Paid                                                  (182)     (140)
  Net Increase (Decrease) in Demand Deposits                     1,484    12,210
  Net Increase (Decrease) in Savings and Interest-Bearing
    Demand Deposits                                              3,814    14,901
  Net Increase (Decrease) in Time Deposits                       8,887    20,564
  Net Increase (Decrease) in Securities Sold Under
    Repurchase Agreements                                         (482)   (2,129)
  Purchase of Treasury Stock                                        (9)       (9)
                                                             ----------  --------
       Net Cash Provided by Financing Activities                13,512    45,397
                                                             ----------  --------
Net Increase (Decrease) in Cash and Cash Equivalents            (3,603)   20,581
Cash and Cash Equivalents at Beginning of Period                32,621    11,658
                                                             ----------  --------
Cash and Cash Equivalents at End of Period                     $29,018   $32,239
                                                             ==========  ========
Cash Payments:  Interest                                        $5,444    $4,175
                                                             ==========  ========
                Income Taxes                                    $1,457    $1,050
                                                             ==========  ========
See accompanying notes.


               MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                         September 30, 1996

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

               ASSETS              ($Thousands)

          Cash on Hand                  $ 1,088
          Available for Investment       12,041
          Net loans                      21,166
          Facilities and equipment        1,120
          Other assets                    2,147
                                        -------
               Total Assets             $37,562
                                        =======

               LIABILITIES

          Non-interest bearing deposits $ 5,884
          Interest bearing deposits      30,060
                                        -------
               Total Deposits           $35,944

          Securities sold under
               repurchase agreements      1,483
          Other liabilities                 135
                                        -------
               Total Liabilities        $37,562
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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115.
At September 30, 1996, the fair market value of securities available for sale was $431 thousand less than amortized cost and at December 31, 1995, the fair market value of securities available for sale was $362 thousand more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discount. The amortized cost and estimated market value of securities held to maturity at September 30, 1996, and December 31, 1995, are as follows:

                          Securities Held to Maturity
                              ($Thousands)

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                      ------ ----------- ----------- ---------

September 30, 1996    14,653    150          157       14,646
December 31, 1995     14,443     90           55       14,478


4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the third quarter, 1996, and 1995, were 280,573 and 280,665 respectively, and for the first nine months of 1996 and 1995, were 280,623 and 280,704 respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                    CONSOLIDATED INCOME SUMMARY
                    AND SELECTED FINANCIAL DATA

          (in thousands, except per share and ratio data)

                                            Three Months Ended            Nine Months Ended
                                               September 30                  September 30
                                        ============================  ==========================
                                               1996          1995           1996          1995
                                        --------------  ------------  ------------  ------------ ----------------------------
Interest income                                $4,451        $3,949       $12,723       $10,906
Interest expense                                1,900         1,704         5,495          4542
                                        --------------  ------------  ------------  ------------
  Net interest income                           2,551         2,245         7,228         6,364
Provision for possible loan losses                  0             0             0             0
                                        --------------  ------------  ------------  ------------
  Net interest income after provision           2,551         2,245         7,228         6,364
Noninterest income                                556           492         1,616          1278
Noninterest expense                             1,383         1,302         3,958          3749
                                        --------------  ------------  ------------  ------------
  Income before taxes                           1,724         1,435         4,886         3,893
Income tax expense                                536           443         1,510         1,196
                                        --------------  ------------  ------------  ------------
  Net Income                                   $1,188          $992        $3,376        $2,697
                                        ==============  ============  ============  ============
Earnings per share <F1>                         $4.23         $3.54        $12.03         $9.61
Dividends declared per share                    $0.00         $0.00         $0.65         $0.50
Average shares outstanding                      280.6         280.7         280.6         280.7
Book value per share                           $95.07        $83.43        $95.07        $83.43

Selected Quarter End Balances:
Loans                                        $113,694       $95,198
Deposits                                     $210,281      $192,939
Debt                                           $5,500        $5,579
Equity                                        $26,671       $23,415
Total Assets                                 $244,083      $223,444

Selected Average Balances:
Loans                                        $112,298       $92,189      $106,523       $84,382
Deposits                                     $210,238      $189,335      $204,429      $174,699
Debt                                           $6,745        $6,745        $6,738        $7,100
Equity                                        $26,419       $22,993       $25,377       $22,150
Total Assets                                 $245,015      $220,433      $238,040      $205,064

Selected Ratios (%)
Return on average assets                         1.92%         1.79%         1.89%         1.76%
Return on average equity                        17.84%        17.12%        17.72%        16.28%
Net interest margin (taxable equivalent)         4.52%         4.34%         4.45%         4.42%
Tier 1 risk-based capital                       22.16%        17.53%
Total risk-based capital                        23.43%        18.82%
Tier 1 Leverage                                 10.25%         9.65%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the resp

OVERVIEW

     The Company's third quarter 1996 net income totaled $1,188 thousand, ($4.23 per share) up 20 percent from $992 thousand ($3.54 per share) in the third quarter, 1995. For the first nine months of 1996, net income was $3,376 thousand ($12.03 per share) up 25 percent from $2,697 thousand ($9.61 per share) in the first nine months of 1995.

     The return on average assets was 1.92 percent for the third quarter, 1996, an increase of 7 percent from the third quarter, 1995 of 1.79 percent. For the first nine months of 1996, the return on average assets was 1.89 percent as compared to 1.76 percent for the same period last year.

     The return on average equity was 17.84 percent for the third quarter, 1996, an increase of 4 percent over the third quarter, 1995 of 17.12 percent. For the first nine months of 1996, the return on average equity was 17.72 percent as compared to 16.28 percent in the prior year.

     The 1996 third quarter earnings benefited from a 14 percent increase in net interest income, a 13 percent increase in other income and was detrimented by a 6 percent increase in noninterest expense when compared to the 1995 third quarter. The first nine months of 1996 earnings benefited from a 14 percent increase in net interest income over the prior year period, a 26 percent increase in noninterest income while being detrimented by 6 percent increase in noninterest expense.

     Total assets at September 30, 1996 increased to $244,083 thousand, up 9 percent from a year ago and up 8 percent from December 31, 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                                                   Third Quarter                Nine Months
                                              =========================   =========================
                                                    1996          1995          1996          1995
(in thousands)                                -----------  ------------   -----------  ------------

Total Interest Income                             $4,451        $3,949       $12,723       $10,906
Total Interest Expense                             1,900         1,704         5,495         4,542
                                              -----------  ------------   -----------  ------------
Net Interest Income                                2,551         2,245         7,228         6,364
Taxable-Equivalent Adjustment
  to Interest Income                                  73            65           215           188
                                              -----------  ------------   -----------  ------------
Net Interest Income-
  Taxable Equivalent Basis <F2>                   $2,624        $2,310        $7,443        $6,552
                                              ===========  ============   ===========  ============

AVERAGE BALANCES (in thousands):
  Interest-Earning Assets <F3>                  $230,088      $205,436      $222,802      $192,513
                                              ===========  ============   ===========  ============

  Interest-Bearing Liabilities                  $179,347      $162,799      $174,704      $152,062
  Interest-Free Funds                             50,741        42,637        48,098        40,451
                                              -----------  ------------   -----------  ------------
Total Investible Funds                          $230,088      $205,436      $222,802      $192,513
                                              ===========  ============   ===========  ============

AVERAGE INTEREST RATES (fully taxable): <F2>
Yield On:
  Interest-Earning Assets <F3>                      7.80%         7.63%         7.74%         7.57%
  Interest-Bearing Liabilities                      4.20%         4.15%         4.19%         3.99%
                                              -----------  ------------   -----------  ------------
Spread on Interest-Bearing Funds                    3.60%         3.48%         3.55%         3.58%
Contribution of Interest-Free Funds                 0.91%         0.86%         0.90%         0.84%
                                              -----------  ------------   -----------  ------------
Net Yield on Interest-Earning Assets                4.52%         4.34%         4.45%         4.42%
                                              ===========  ============   ===========  ============

<F2> Reflects adjustment to the net interest income amount included in the Statement of
     Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3> Based upon amortized cost of all investment securities.  Adjustments to fair market value for available-for-sale investment securities amounted to a negative $296 thousand for the third quarter, 1996, and $39 thousand positive for the first nine months, 1996 as compared to a positive $123 thousand for the third quarter, 1995, and a positive $1,841 thousand for the first nine months of 1995.

    Net Interest Income

     The Company's net interest income for the 1996 third quarter was $2,551 thousand, an increase of 14 percent from $2,245 thousand in the 1995 third quarter. Net interest income for the first nine months of 1996, was $7,228 thousand, an increase of 14 percent over the first nine months of 1995 of $6,364 thousand. Increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1996 over 1995.

    Average Interest-Earning Assets

     Average interest-earning assets were $230,088 thousand for the 1996 third quarter, $24,652 thousand higher than the 1995 third quarter. For the first nine months of 1996, interest earning assets averaged $222,802 thousand, an increase of 16 percent over the prior year of $192,513 thousand. Average loans increased by $20,109 thousand for third quarter, 1996, over the prior year, and by $22,141 thousand in the first nine months of 1996 over the first nine months, 1995. Average investment securities increased by $9,753 during the third quarter, 1996 over the prior year and by $4,652 during the first nine months, 1996 over 1995. During the third quarter, 1996, average Federal funds sold decreased by $6,502 thousand from the prior year and increased by $2,684 thousand in the first nine months, 1996 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1996 third quarter were $179,347 thousand, compared to $162,799 thousand for the same period last year, and were $174,704 for the first nine months of 1996 as compared to $152,062 for the prior year. Average time deposits for the 1996 third quarter were $97,487, an average of $10,112 thousand over the same period last year and average time deposits for the first nine months, 1996 were $94,673 thousand as compared to $152,062 thousand in the prior year period. Average savings and interest-bearing demand deposits for the 1996 third quarter were $75,115 thousand, an increase of $6,436 thousand over the same period last year, and were $73,293 thousand in the first nine months, 1996 as compared to $64,795 in the prior year period.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.52 percent in the third quarter of 1996, an increase of 18 basis points from 4.34 percent in the same period last year, and was 4.45 percent in the first nine months, 1996 as compared to the prior year periods of
4.42 percent. The major contributing factors have been the continued deposit growth accompanied by a favorable loan growth.


     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1996.

PROVISION FOR LOAN LOSSES

     The Company made no provision for loan losses in 1996 or 1995. Management does not anticipate any provision for loan losses during 1996. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15 - 18.

OTHER INCOME

                                        Third Quarter             First Nine Months
                                 ==========================   ==========================
                                     1996          1995           1996          1995
(in thousands)                   ------------  ------------   ------------  ------------

Service Charges                         $407          $373         $1,154          $977
Trust Fees                                 3             3             38            25
Other Operating Income                   146           116            424           276
                                 ------------  ------------   ------------  ------------
     Total Other Income                 $556          $492         $1,616        $1,278
                                 ============  ============   ============  ============

     Other income for the 1996 third quarter was $556 thousand, up $64 thousand from the same period last year. For the first nine months of 1996, other income was $1,616 thousand, an increase of $338 thousand over the same period last year.

     The increase in other income for both periods of 1996 over 1995 have resulted from increased volume and fee structures.


OPERATING EXPENSES

                                       Third Quarter             First Nine Months
                                 ==========================   ==========================
                                     1996          1995           1996          1995
(in thousands)                   ------------  ------------   ------------  ------------

Salaries and Employee Benefits          $696          $636         $2,088        $1,716
Occupancy Expense                         99            98            387           272
Furniture and Equipment Expense           78            60            191           174
Other Operating Expenses                 436           366          1,122          1083
FDIC Insurance                             0            46             26           228
Stationary, Supplies and Printing         74            96            144           276
                                 ------------  ------------   ------------  ------------
     Total Operating Expenses         $1,383        $1,302         $3,958        $3,749
                                 ============  ============   ============  ============


     Operating expenses for the 1996 third quarter were $1,383 thousand, up from $1,302 thousand in the 1995 third quarter, an increase of $81 thousand. Operating expenses for the first nine months of 1996 were $3,958 thousand, an increase of $209 thousand from $3,749 thousand in the comparable period last year. The increase in operating expenses in the third quarter and the first nine months, 1996 as compared to the same periods in the prior year were due to the acquisition of the three Shreveport, Louisiana branches in March, 1995, along with continued growth.

     Salaries and employee benefits in the 1996 third quarter were $696 thousand, compared to $636 thousand in the same period last year. Salaries and employee benefits in the 1996 first nine months were $2,088 thousand as compared to $1,716 thousand in the same period last year. The increases for both periods in 1996 over 1995, were due to staffing of the three Shreveport branches acquired in March, 1995 along with increased main office support staff.

     Occupancy expense and furniture and equipment expense for the 1996 third quarter were $177 thousand as compared to $158 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1996 first nine months were $578 thousand as compared to $446 thousand for the same period last year. The increase in the third quarter 1996 as compared to the third quarter, 1995 was due to equipment replacement and upgrades. The increase in the first nine months 1996 over 1995 was due to replacement of main office heating and air conditioning system in the first quarter, 1996.

     Other operating expenses were $436 thousand for the 1996 third quarter as compared to $366 thousand for the same period last year. Other operating expenses in the 1996 first nine months were $1,122 thousand as compared to $1,083 thousand for the same period last year. The increases for both periods are attributable primarily to increased shareholder advalorem assessment for 1996.

     The decreases in FDIC insurance for both periods is due to lower rates established in second half of 1995.

INCOME TAXES

     In the 1996 third quarter, the Company recorded income tax expense of $536 thousand, compared to $443 thousand for the same period last year. In the 1996 first nine months income tax expense was $1,510 thousand as compared to $1,196 thousand in the same period last year.

     The effective tax rate was 31.1 percent for the 1996 third quarter as compared to 30.9 percent for the same period last year. The effective tax rate was 30.9 percent for the first nine months of 1996, as compared to 30.7 percent for the same period last year. The higher effective tax rate in both periods of 1996, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.


RECENT ACCOUNTING PRONOUNCEMENTS

     In March of 1995, the Financial Accounting Standard Board
(FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that impairment losses be recorded on long-lived assets used in operations, including related goodwill. SFAS 121 also addresses the accounting for long-lived assets which are to be disposed of. Management does not expect the effect of SFAS 121 to be material.

     In May of 1995, the Financial Accounting Standard Board (FASB) issued FAS No. 122, Accounting for Mortgage Servicing Rights, effective for fiscal years beginning after December 15, 1995. SFAS 122 will not have an effect on the operating results of Minden Bancshares because neither it nor its subsidiary bank provides this type of service.

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $113,694 thousand at September 30, 1996 as compared to $95,198 thousand at September 30, 1995 and $99,381 thousand at December 31, 1995. The increases over both prior periods have been due to increased loan demand.

     The following table sets forth the loan classifications at September 30, 1996, December 31, 1995, and September 30, 1995:


                                            Sept. 30,    Dec 31,    Sept. 30,
                                               1996        1995        1995
(in thousands)                             ===========  ==========  ==========

Commercial, Financial and Agricultural Loans  $30,819     $29,676     $30,208
Construction Loans Secured by Real Estate       3,338       2,722       1,775
Other Loans Secured by Real Estate             59,706      50,651      48,552
Installment and Single Payment Loans           17,916      15,148      14,429
Other Loans                                     2,101       1,502         602
                                           -----------  ----------  ----------
     Total Loans                              113,880      99,699      95,566
Less Unearned Discount                            186         318         368
                                           -----------  ----------  ----------
     Total Loans Net of Unearned Discount    $113,694     $99,381     $95,198
                                           ===========  ==========  ==========

   Non-performing Assets

     The following table sets forth the non-performing assets at September 30, 1996, December 31, 1995 and September 30, 1995:


                                            Sept. 30,    Dec. 31,   Sept. 30,
                                               1996        1995        1995
(in thousands)                              ==========  ==========  ==========

Non-Accrual Loans                                $418        $403        $428
Past-Due Loans                                    340         174         839
Restructured Loans                                  0          69          65
                                            ----------  ----------  ----------
     Total Non-performing Loans                   758         646       1,332
Other Real Estate Owned                           287         376         605
                                            ----------  ----------  ----------
     Total Non-performing Assets               $1,045      $1,022      $1,937
                                            ==========  ==========  ==========

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of September 30, 1996, these loans totaled $216 thousand as compared to $285 thousand a year ago and $204 thousand at December 31, 1995.

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

     Non-accrual loans are returned to accrual status only when they are brought fully current with respect to interest and principal and management estimates the loans to be fully collectible as to interest and principal. Interest income on non-accrual loans which would have reported on an accrual basis would have amounted to $11 thousand for the 1996 third quarter and $10 thousand for the 1995 third quarter. Interest income on non-accrual loans which would have been reported on an accrual basis would have amounted to $34 thousand for the first nine months of 1996, and $40 thousand for the first nine months of 1995. There was no interest income on restructured loans included in net income in the 1996 third quarter while $4 thousand was included in net income for the 1995 third quarter. Interest income on restructured loans included in net income amounted to $4 thousand for the first nine months of 1996, and $11 thousand for the first nine months of 1995.

     Other real estate owned represents properties acquired as loan satisfactions which are recorded at the lower of the investment in the loan with respect to which the assets were acquired, or the fair value of each property, with the initial write-downs charged to the reserve for loan losses. Subsequent write-downs of such properties are reflected as such on the income statement and gains and losses on disposal are accordingly reflected on the income statement. Other real estate currently includes former branch located at 324 Homer Road which was closed January 4, 1995. The former branch was capitalized at its depreciated value of $241 thousand and was written down to $150 thousand in the fourth quarter, 1995.

    Allowance for Loan Losses

     The allowance for loan losses is available to absorb potential credit losses from the entire loan portfolio. The appropriate level of the allowance is based on analyses of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. The analyses include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, particularly in terms of industry, economic and political conditions, prior loss experience and results of periodic credit reviews of the portfolio. Based upon the results of these analyses, the allowance for losses is increased, from time to time, by charges to income to the extent management considers appropriate.

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended September 30, 1996, and 1995, and nine months ended September 30, 1996, and 1995.

                                              Third Quarter       First Nine Months
                                          =====================  ====================
                                               1996       1995       1996       1995
(in thousands)                            ----------  ---------  ---------  ---------

Balance at Beginning of Period               $3,353     $3,409     $3,396     $3,395

Charge-Offs
  Commercial, Financial and Agricultural          0         20         78         20
  Real Estate - Construction                      0          0          0          0
  Real Estate - Mortgage                          0          0          0         67
  Installment Loans to Individuals               60         43         93         68
                                          ----------  ---------  ---------  ---------
     Total                                       60         63        171        155
                                          ----------  ---------  ---------  ---------

Recoveries
  Commercial Financial and Agricultural           0         13          0         34
  Real Estate - Construction                      0          0          0          0
  Real Estate - Mortgage                         32         14         74         74
  Installment Loans to Individuals               29         22         55         47
                                          ----------  ---------  ---------  ---------
     Total                                       61         49        129        155
                                          ----------  ---------  ---------  ---------
Net Recoveries (Charge-Offs)                      1        (14)       (42)         0
Additions Charged to Operations                   0          0          0          0
                                          ----------  ---------  ---------  ---------
Balance at End of Period                     $3,354     $3,395     $3,354     $3,395
                                          ==========  =========  =========  =========

     The following table reflects the allowance coverage ratios at September 30, 1996, December 31, 1995 and September 30, 1995.

                                           Sept. 30,   Dec. 31,   Sept. 30,
For the Quarter Ended:                       1996        1995       1995
                                          ----------  ---------  ---------

Allowance for Loan Losses to:
  Loans at Period-End                          2.95%      3.42%      3.57%
  Average Loans (Nine Months)                  2.99%      3.51%      4.02%
  Non-performing Loans                       442.48%    525.85%    254.88%
  Non-performing Assets                      320.96%    332.39%    175.27%

Total Net Charge-Offs (annualized) to:
  Loans at Period-End                          0.00%      0.00%   (0.06%)
  Average Loans (Nine Months)                  0.00%      0.00%   (0.06%)
  Allowance for Loan Losses                    0.12%   (0.06%)    (1.65%)

     Management deems its allowance for loan losses at September 30, 1996, to be adequate. Although the Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio but are not yet identifiable, the precise loss content of the loan portfolio is less definable when the prospects for the economy are uncertain. The Company anticipates that industry regulators will continue to advocate strong reserves for loan losses at banking corporations. Due to continuing economic uncertainties and regulatory considerations, the Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.

CAPITAL

     Total stockholders' equity at September 30, 1996, was $26,671 thousand, up from $24,009 thousand at December 31, 1995 and $23,415 thousand at September 30, 1995. Stockholders' equity at September 30, 1996, reflects negative impact of $284 thousand for net unrealized losses on securities available for sale.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4 percent and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8 percent (the "final risk-based guidelines"). At September 30, 1996, the Company's Tier 1 Capital to risk-weighted assets ratio was 22.16 percent and the Total Capital to risk-weighted assets ratio was 23.43 percent.

    Leverage Ratios

     The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for loan losses). The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4 percent to 5 percent, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances, or risk profile, of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

     The table which follows sets for the Company's Tier 1 and Tier 2 Capital, risk weighted assets, including off balance sheet items, and the Company's risk-based capital ratios under the final guidelines as well as Tier 1 leverage ratios.

                          Capital and Ratios

                                      Sept. 30,   Dec 31,   Sept. 30,
                                        1996       1995       1995
(in thousands), except ratios         =========  =========  =========

Tier 1 Capital
  Common Stockholders' Equity          $24,983    $21,661    $21,278
Tier 2 Capital
  Reserve for Possible Loan Losses      $1,434     $1,628     $1,567
                                      ---------  ---------  ---------
     Total Qualifying Capital          $26,417    $23,289    $22,845
                                      =========  =========  =========

Risk Weighted Assets                  $112,762   $126,390   $121,403

Tier 1 Capital Ratio                     22.16%     17.14%     17.53%
Total Capital Ratio                      23.43%     18.43%     18.82%
Tier 1 Leverage Ratio                    10.25%      9.52%      9.65%



    Common Stock Dividends

     For the third quarters of 1996 and 1995, the Board of Directors of the Company declared no dividends. Dividends declared by the Board of Directors were $0.65 and $0.50 for the first nine months of 1996 and 1995 respectively. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 53.41 percent during the 1996 third quarter and 48.69 percent during the 1995 third quarter. Cash on hand and due from banks averaged $10,876 thousand in the 1996 third quarter and $9,457 thousand in the 1995 third quarter. Federal Funds sold averaged $17,283 thousand in the 1996 third quarter and $23,785 thousand in the 1995 third quarter.

     At September 30, 1996, investment securities at amortized cost totaled $95,023 thousand, of which $29,814 thousand or 31.4 percent mature or reprice within one year, $51,144 thousand mature or reprice within two to five years, and $13,193 thousand mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

    Other

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the Bank Insurance Fund ("BIF") of the FDIC by granting authority for special assessments against insured deposits through a general risk-based assessment system. FDICIA also contains provisions limiting activities and business methods of depository institutions. FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator.

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

     The FDIC completed the recapitalization of the BIF in May, 1995, and has lowered the rate structure for the stronger capitalized banks and those with higher supervisory ratings. The proposed new rates for the BIF are 0.00 percent for the highest ratings to 0.31 percent for the lowest ratings. The existing SAIF premium rates which are 0.23 percent to 0.31 percent will be reduced following the one-time SAIF assessment to fully fund the SAIF in the fourth quarter, 1996. The portion of Minden Bank's deposits acquired in the acquisition of the failed Oak Tree Federal Savings Bank Branch in Minden in August, 1994, are insured through the SAIF. Minden Bank has the most favorable rates available in 1996, 0.00 percent for BIF and 0.23 percent for SAIF deposits. Minden Bank's one-time assessment will be $23 thousand for which provision has already been made in its 1996 financial statements. Beginning in January, 1997 the BIF will be assessed $1.29 per $100 of deposits and SAIF will be assessed at $6.44 per $100 of deposits in addition to any other assessments which may occur.



                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Net Interest Income and Average Balances
                             Three Months Ended September 30, 1996 and 1995
                                               (Thousands)

                                                     1996                             1995
                                         ===============================  ================================
                                          Average               Rate       Average               Rate
                                          Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                         --------  --------  -----------  --------  --------  ------------
ASSETS
Interest Bearing Balances Due from Banks   $1,423      $18         5.02%      $417       $6         5.71%
Federal Funds Sold                         17,283      227         5.21%    23,785      338         5.64%
Investment Securities <F4>                 97,899    1,506         6.10%    88,146    1,275         5.74%
Federal Reserve Bank and
    Federal Home Loan Bank Stocks           1,185       16         5.36%       899       18         7.94%
Loans                                     112,298    2,757         9.74%    92,189    2,312         9.95%
                                         --------  -------                --------  -------
     Total Interest-
       Earning Assets <F4>                230,088   $4,524         7.80%   205,436   $3,949         7.63%

Allowance for Loan Losses                  (3,360)                          (3,416)
Cash and Due from Banks                     9,453                            9,040
Other Assets <F4>                           8,834                            9,373
                                         --------                         --------
     Total Assets <F4>                   $245,015                         $220,433
                                         ========                         ========

LIABILITIES
Savings and Interest-
  Bearing Demand                          $75,115     $542         2.86%   $68,679     $488         2.82%
Time Deposits                              97,487    1,278         5.20%    87,375    1,145         5.20%
                                         --------  -------                --------  -------
     Total Interest-
       Bearing Deposits                   172,602    1,820         4.18%   156,054    1,633         4.15%

Securities Sold Under
  Repurchase Agreements                     6,565       76         4.59%     6,475       65         3.98%
Long-Term Debt                                180        4         8.91%       270        6         8.81%
                                         --------  -------                --------  -------
     Total Interest-
       Bearing Liabilities                179,347   $1,900         4.20%   162,799   $1,704         4.15%


Demand Deposits                            37,636                           33,281
Other Liabilities                           1,613                            1,360
                                         --------                         --------
     Total Liabilities                    218,596                          197,440
                                         --------                         --------

STOCKHOLDERS' EQUITY
Common Stockholders' Equity                26,419                           22,993
                                         --------                         --------
     Total Liabilities and
       Stockholders' Equity <F4>         $245,015                         $220,433
                                         ========                         ========

SPREAD ON INTEREST-BEARING FUNDS                                   3.60%                            3.48%

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS                  $2,624         4.52%             $2,245         4.34%
                                                   =======                          =======
<F4> Based upon amortized cost of investment securities
     Taxable equivalent earnings

                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Net Interest Income and Average Balances
                             Nine Months Ended September 30, 1996 and 1995
                                              (Thousands)

                                                   1996                              1995
                                       ================================  ================================
                                        Average                Rate       Average                Rate
                                        Balance  Interest  (Annualized)   Balance  Interest  (Annualized)
                                       --------  --------  ------------  --------  --------  ------------
ASSETS
Interest Bearing Balances Due from Bank  $1,874       $75         5.33%    $1,311       $41         4.18%
Federal Funds Sold                       19,376       762         5.24%    16,692       719         5.76%
Investment Securities <F5>               93,892     4,277         6.07%    89,240     3,850         5.77%
Federal Reserve Bank and
    Federal Home Loan Bank Stocks         1,137        51         5.98%       888        45         6.78%
Loans                                   106,523     7,773         9.72%    84,382     6,251         9.90%
                                       --------  --------                --------  --------
     Total Interest-
       Earning Assets <F5>              222,802   $12,938         7.74%   192,513    10,906         7.57%

Allowance for Loan Losses                (3,398)                           (3,411)
Cash and Due from Banks                   9,837                             7,578
Other Assets <F5>                         8,799                             8,384
                                       --------                          --------
     Total Assets <F5>                 $238,040                          $205,064
                                       ========                          ========

LIABILITIES
Savings and Interest-
  Bearing Demand                        $73,293    $1,570         2.85%   $64,795    $1,354         2.79%
Time Deposits                            94,673     3,701         5.21%    80,167     2,975         4.96%
                                       --------  --------                --------  --------
     Total Interest-
       Bearing Deposits                 167,966     5,271         4.18%   144,962     4,329         3.99%

Securities Sold Under
  Repurchase Agreements                   6,558       213         4.33%     6,830       195         3.82%
Long-Term Debt                              180        11         8.25%       270        18         8.91%
                                       --------  --------                --------  --------
     Total Interest-
       Bearing Liabilities              174,704    $5,495         4.19%   152,062    $4,542         3.99%


Demand Deposits                          36,463                            29,737
Other Liabilities                         1,496                             1,115
                                       --------                          --------
     Total Liabilities                  212,663                           182,914
                                       --------                          --------

STOCKHOLDERS' EQUITY
Common Stockholders' Equity <F5>         25,377                            22,150
                                       --------                          --------
     Total Liabilities and
       Stockholders' Equity <F5>       $238,040                          $205,064
                                       ========                          ========

SPREAD ON INTEREST-BEARING FUNDS                                  3.55%                             3.58%

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS                 $7,443         4.45%              $6,364         4.42%
                                                 ========                          ========
<F5> Based upon amortized cost of investment securities
     Taxable equivalent earnings

                    PART II - Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               11 Computation of earnings per share

               (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
               Management's Discussion and Analysis)

          (1)  27 Financial Data Schedule



     (b)  Reports on Form 8-K

            None



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



November 13, 1996           BY: s/ Jack E. Byrd, Jr.
                            Jack E. Byrd, Jr.
                            President and CEO


November 13, 1996           BY: s/ Robert W. Hines, Jr.
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer

                    Financial Data Schedule

                         EXHIBIT 27