Form 10KSB
period 1996-12-31
MINDEN BANCSHARES INC
filed 1997-03-31
CIK 889553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1996

   Commission file number 000-21658

                             MINDEN BANCSHARES, INC.
                 (name of small business issuer in its charter)

                                    LOUISIANA
         (State or other jurisdiction of incorporation or organization)

                                   72-0980704
                      (I.R.S. Employer Identification No.)

                   401 Main Street, Minden, Louisiana   71055
               (Address of principal executive offices- Zip code)

                                 (318) 377-4283
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                              (Title of each class)

                                      None
                    Name of each exchange on which registered

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $2.50 par value
                                (Title of Class)

                                Page 1 of 48 Pages
                             Exhibit Index on Page 41

    Check  whether  the issuer (1) filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [ X ]  No [  ]

    Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuers' revenues for its most recent fiscal year:  $19,463,000.

    State the aggregate market value of the voting stock held by nonaffiliates computed by reference to price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:
As of March 11, 1997 - $17,928,768.

    State the number of shares outstanding of each of the issuer's classes, of common equity, as of the latest practical date: As of March 11, 1997 - 280,549 shares Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement, which will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Form (check one):  Yes [   ]  No [ X ]

                                   FORM 10-KSB

                                      INDEX

PART I                                                               Page

Item 1.   Business                                                     4
Item 2.   Properties                                                  16
Item 3.   Legal Proceedings                                          None
Item 4.   Submission of Matters to a Vote of Security Holders        None

PART II

Item 5.   Market for Registrant's Common Equity and Related           17
              Stockholder Matters
Item 6.   Management's discussion and Analysis of Financial
               Condition and Results of Operations                    17
Item 7.   Financial Statements                                        24
Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                  None

PART III

Item 9.   Directors and Executive Officers of the Registrant          40
Item 10.  Executive Compensation                                      40
Item 11.  Security Ownership of Certain Beneficial Owners and
                Management                                            40
Item 12.  Certain Relationships and Related Transactions              40

PART IV

Item 13.  Exhibits and Reports on Form 8-K                            41

Signatures                                                            42

                             MINDEN BANCSHARES, INC.
                                   FORM 10-KSB
                                     PART I

ITEM 1.   BUSINESS

GENERAL

      Minden Bancshares, Inc. ("Minden Bancshares"), a business organized under the laws of Louisiana and a registered bank holding company under the Federal Bank Holding Company Act of 1956 was organized in 1983 to acquire all of the stock of Minden Bank & Trust Company ("Minden Bank") pursuant to a reorganization that was consummated on January 21, 1985.

     The principal asset of Minden Bancshares is all of the outstanding stock of Minden Bank, all of which is owned by Minden Bancshares. As of December 31, 1996, Minden Bancshares had, on a consolidated basis, total assets of $250,032,000, total deposits of $215,996,000 and total stockholders' equity of $27,536,000. The principal executive offices of Minden Bancshares and its wholly owned subsidiary are located at 401 Main Street, Minden, Louisiana 71055.

      At December 31, 1996, Minden Bancshares' wholly owned subsidiary, Minden Bank, had 87 full time and 7 part time employees.

      Minden Bancshares and its subsidiary, Minden Bank, derive all of their income from banking and bank-related services. The holding company structure serves as a mechanism to enhance Minden Bank's ability to meet its customer's requirements for financial services and provides flexibility for expansion of Minden Bancshares' banking business.

SUBSIDIARY ENTITY

     Minden Bank is a state-chartered bank organized under the laws of Louisiana and is a member of the Federal Reserve System. Through its three locations in Minden, its branch location in Sarepta, Louisiana and its three branches in Shreveport, Louisiana , (See "ITEM 2 PROPERTIES" for descriptions) Minden Bank conducts a general banking and trust business. It is a full service bank offering (i) retail banking services, such as demand, savings and time deposits, money market checking, lending, safe deposit boxes, money orders, travelers checks and five ATM locations, (ii) commercial account services which include, in addition to above, commercial lending, stand-by letters of credit, wire transfers, and night depository services.

      Minden Bank's deposit base is such that the loss of one depositor or a group of depositors would not have a materially adverse effect on its business and earnings. Also, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. Minden Bank's business is not seasonal.

      At December 31, 1996, Minden Bank had total assets and deposits of $249,997,000 and $216,046,000 respectively.

ACQUISITIONS

      On March 24, 1995, Minden Bank acquired three Hibernia National Bank branches in Shreveport, Louisiana, described under "ITEM 2. PROPERTIES," with assets totaling approximately $35,400,000 and liabilities totaling approximately $37,500,000 with the excess $2,100,000 of liabilities over assets being allocated to deposit based intangibles. The acquisition was accounted for under the purchase method.

COMPETITION

      Minden Bancshares is the largest bank holding company and Minden Bank is the largest bank headquartered and located in Webster Parish. Through its banking subsidiary, Minden Bancshares services customers in Webster, Caddo and surrounding parishes. The Shreveport acquisition discussed above was for Minden Bank's first facilities located outside Webster Parish.

      Banking in the market area served by Minden Bank is highly competitive. Competition is provided by other financial holding companies and institutions located in Webster parish and throughout the State of Louisiana, particularly the Shreveport-Bossier City area. Minden Bancshares and its banking subsidiary, Minden Bank, not only compete with other bank holding companies and banks, but with savings and loan associations, insurance companies, finance companies, credit unions, pension trusts, and other institutions that provide investment services to the public. Minden Bank anticipates intense competition in the Shreveport-Bossier City area from the established local, state, regional, and national banks and bank holding companies.

SUPERVISION AND REGULATION

     General

      Minden Bancshares is a registered bank holding company subject to regulation by the FRB under the BHCA. Minden Bancshares is required to file financial information with the FRB periodically and is subject to periodic examination by the FRB. The BHCA requires FRB approval for bank acquisitions by bank holding companies and regulates the activities of bank holding companies. Minden Bancshares is also subject to regulation by the OFI and must file periodic information with that state agency. The OFI also conducts periodic examination of Minden Bancshares.

      Minden Bank is a member of the Federal Reserve System and as such, is subject to the supervision of and is regularly examined by the FRB and the OFI. The FRB and OFI approve all acquisitions or establishments of additional branches along with the closing of any existing branches. Minden Bank is also subject to supervision of and may be examined by the FDIC.

     Recent Legislation

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act provided for recapitalization of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of which Minden Bank is a member, substantially revised statutory provisions, including capital standards. FDICIA provided insurance rate structure which provided lower rates for stronger capitalized banks and banks with higher supervisory ratings. The BIF became fully funded in 1995 and the SAIF became fully funded in 1996 thereby reducing BIF and SAIF FDIC premiums. See "FDIC Insurance Assessments" below.

     Monetary Policies

      The results of operation of Minden Bancshares and its banking subsidiary are affected by the credit policies of monetary authorities particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States Government Securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effective action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Minden Bancshares and its banking subsidiary.

     FDIC Insurance Assessments

      Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.4% for the healthiest banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for the healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assessment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposits Insurance Funds Act of 1996 (Funds ) reduced the rates to 0.0% for the healthiest banks and 0.27% of weakest Oakar SAIF banks. Also, effective October 1, 1996, under the
Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997, for FICO bond servicing. The FICO assessments under BIF are at the annual rate of 0.01296% for 1997 and an 0.0648% under SAIF for 1997. Minden Bank had $3,990,000 of deposits in 1996 and will have $4,469,000 of deposits in 1997 insured under SAIF. Minden Bank's Oakar deposits insured under the SAIF are the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank.

     Selected Statistical Information

                             SELECTED FINANCIAL DATA

    The following selected financial data is not covered by the auditor's report and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" which are included later.

                                            Years Ended December 31,
                                            ------------------------
                                     1996    1995     1994    1993     1992
                                     ----    ----     ----    ----     ----
                              (Dollars in thousands, except per share data)
Operations:
Interest Income                   $17,255  15,015   11,100  10,599   11,525
Interest Expense                    7,420   6,301    4,213   4,195    5,186
                                  -------  ------   ------  ------   ------
Net Interest Income                 9,835   8,714    6,887   6,404    6,339
Provision for Loan Losses               _       _        _     270      783
                                  -------  ------   ------  ------   ------
Net Interest Income After
 Provision for Loan Losses          9,835   8,714    6,887   6,134    5,556
Noninterest Income                  2,208   1,804    1,128   1,353    1,302
Noninterest Expense                 5,359   5,233    3,740   3,721    4,193
                                  -------  ------   ------  ------   ------
Income Before Taxes                 6,684   5,285    4,275   3,766    2,665
Income Tax Expense                  2,073   1,617    1,336   1,214      798
                                  -------  ------   ------  ------   ------
Net Income                        $ 4,611   3,668    2,939   2,552    1,867
                                  =======  ======   ======  ======   ======
Per Share:
Earnings Per Share               $  16.43   13.07    10.43    8.84     6.45
Book Value at End of Period<F1>     98.15   85.55    67.74   66.07    58.48
Cash Dividends                       3.25    2.75     2.25    1.75     1.30
Total Shares Outstanding
     (thousands)                      281     281      281     283      289

Balances at End of Period:
Investment Securities            $105,231  88,525   90,057  86,417   74,374
Loans,
  net of unearned interest        115,346  99,381   66,225  57,728   58,602
Allowance for Possible
     Loan Losses                    3,306   3,397    3,395   3,354    3,006
Total Assets                      250,032 227,011  172,565 163,173  160,854
Deposits                          215,996 196,096  145,264 141,002  139,889
Stockholders' Equity               27,536  24,009   19,021  18,671   16,916


Average Balances:
Total Average Assets              241,234 210,199  169,353 163,207  158,310
Total Average Shareholders'
    Equity                         25,867  21,998   19,380  17,969   16,172

Ratios:
Return on Average Assets            1.91%   1.75%    1.74%  1.56%     1.18%
Return on Average Equity           17.83%  16.67%   15.17% 14.20%    11.54%
Average Stockholders' Equity
     to Average Assets             10.72%  10.47%   11.44% 11.01%    10.21%



<F1> These amounts  reflect unrealized gains and losses  on  available for  sale securities in the stockholders' equity section of the balance sheet, required upon the adoption of FASB 115 in 1994. The book value per share at the end of 1996, 1995 and 1994 without including the unrealized gains and losses on available for sale securities would have been $97.88, $84.69 and $74.37, respectively.

                                   SELECTED STATISTICAL INFORMATION

                       CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                       YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                        TAXABLE EQUIVALENT BASIS
                                        ------------------------
                                              (in thousands)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                          1996                        1995
                                              --------------------------   -------------------------
                                               Average   Income/  Yield/   Average   Income/  Yield/
                                               Balance   Expense  Rate     Balance   Expense  Rate
                                              --------   ------  ------    -------   -------  ------
ASSETS
Earning Assets:
 Loans, net of
  unearned income <F2>                        $108,349   10,572   9.76%     87,497    8,664   9.90%
 Investment Securities:
  Taxable (available for sale)                  80,624    4,774   5.92%     77,782    4,593   5.90%
  Nontaxable (held to maturity)                 14,635    1,032   7.05%     12,404      885   7.13%
        Total investment securities             95,259    5,806   6.09%     90,186    5,478   6.07%
                                              --------   ------            -------   ------
 Federal funds sold                             20,387    1,069   5.24%     18,185    1,043   5.73%
 Interest-bearing balances with
   other banks                                   1,887       97   5.14%      1,648       76   4.61%
                                              --------   ------            -------   ------
        Total earning assets                   225,882   17,544   7.77%    197,516   15,261   7.72%
Allowance for loan losses                       (3,386)                     (3,408)
Unrealized gain (loss) on available
 for sale securities                                27                        (826)
Cash and due from banks                          9,992                       8,070
Other assets                                     8,719                       8,847
                                              --------                     -------
Total Assets                                  $241,234                     210,199
                                              ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                     $24,316      604   2.48%     21,674      543   2.50%
    Savings                                     49,802    1,522   3.06%     44,502    1,317   2.95%
    Certificates of deposit
      less than $100,000
      and other time deposits                   75,385    3,923   5.20%     66,732    3,249   4.86%
  Certificates of deposit
    of $100,000 or more                         20,442    1,077   5.27%     15,648      900   5.75%
                                              --------   ------            -------   ------
        Total interest-bearing deposits        169,945    7,126   4.19%    148,556    6,009   4.04%
 Securities sold under agreements
   to repurchase                                 6,300      279   4.43%      6,832      268   3.92%
 Notes payable                                     162       15   9.26%        252       24   9.52%
                                              --------   ------            -------   ------
        Total interest-bearing liabilities     176,407    7,420   4.21%    155,640    6,301   4.04%
Noninterest-bearing demand deposits             37,327                      31,265
Other liabilities                                1,633                       1,296
Stockholders' equity                            25,867                      21,998
                                              --------                     -------
        Total liabilities and
          stockholders' equity                $241,234                     210,199
                                              ========                     =======

Net interest income/net interest spread                  10,124   3.56%               8,960   3.68%

Net yield on earning assets                                       4.48%                       4.53%

Taxable equivalent adjustment:
 Nontaxable (held to maturity)
  investment securities                                     289                         246
                                                          -----                       -----
Net interest income                                       9,835                       8,714
                                                          =====                       =====
<F2> Loans on nonaccurual status have been included in the computation of average balances.

                                                SELECTED STATISTICAL INFORMATION

                                    CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                                    YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                                     TAXABLE EQUIVALENT BASIS
                                                     ------------------------
                                                          (in thousands)



                                                                                              Variance Increase (Decrease)
                                                                          Interest                  Attributable To
                                                    Volume             Income/Expense      -----------------------------------
                                              Increase (Decrease)    Increase (Decrease)        1996               1995
                                            -----------------------  -------------------   ----------------   ----------------
                                             1996-1995   1995-1994      1996    1995       Volume  Rate<F3>   Volume  Rate<F3>
                                             ---------   ---------      ----    ----       ------  --------   ------  --------
ASSETS
Earning Assets:
  Loans, net of
    unearned income                           $20,852      26,376      1,908   2,819       2,061     (153)    2,522      297
  Investment Securities:
    Taxable (available for sale)                2,842      (2,599)       181     254         165       16      (140)     394
    Nontaxable (held to maturity)               2,231       1,951        147     118         159      (12)      143      (25)
                                             --------    --------     ------  ------      ------  -------    ------  -------
        Total investment securities             5,073       (648)        328     372         324        4         3      369
  Federal funds sold
  Interest-bearing balances with other banks    2,202       8,798         26     666         126     (100)      354      312
        Total earning assets                      239       1,634         21      76          11       10        98      (22)
                                             --------    --------     ------  ------      ------  -------    ------  -------
Allowance for loan losses                      28,366      36,160      2,283   3,933       2,522     (239)    2,977      956
                                             --------    --------     ------  ------      ------  -------    ------  -------
Unrealized gain (loss) on available
  for sale securities
Cash and due from banks
Other assets
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                     $2,642       4,260         61     109          66       (5)      106        3
    Savings                                     5,300       7,146        205     354         152       53       184      170
    Certificates of deposit
      less than $100,000
      and other time deposits                   8,653      12,333        674   1,254         419      255       453      801
    Certificates of deposit
      of $100,000 or more                       4,794       2,495        177     233         275      (98)      126      107
                                             --------    --------     ------  ------      ------  -------    ------  -------
        Total interest-bearing deposits        21,389      26,234      1,117   1,950         912      205       869    1,081
    Securities sold under agreements
      to repurchase                              (532)      3,233         11     140         (21)      32       115       25
    Notes payable                                 (90)        (90)        (9)     (2)         (8)      (1)       (7)       5
                                             --------    --------     ------  ------      ------  -------    ------  -------
        Total interest-bearing liabilities     20,767      29,377      1,119   2,088         883      236       977    1,111
                                             --------    --------     ------  ------      ------  -------    ------  -------
Noninterest-bearing demand deposits
Other liabilities
Stockholders' equity
        Total liabilities and
          stockholders' equity
Net increase in net earning assets             $7,599       6,783      1,164   1,845       1,639     (475)    2,000     (155)
                                            =========   =========     ======  ======      ======  =======   -------  -------
Net yield on earning assets

Taxable equivalent adjustment:
  Nontaxable (held to maturity)
    investment securities
Net interest income

<F3> The change in interest due to both rate and volume has been allocated to the rate componet.

                          INVESTMENT SECURITIES PORTFOLIO
                          -------------------------------

      The carrying amounts of investment securities held by Minden Bank & Trust Company ("Minden Bank"), the wholly owned banking subsidiary of Minden Bancshares, Inc. ("Minden Bancshares") at the dates indicated are summarized as follows (in thousands):

                                                      December 31,
                                               1996       1995       1994
                                           ----------  ---------  ---------
Held to Maturity:
 State and Political Subdivisions           $ 14,784     14,443     11,375
                                           ----------  ---------  ---------
Available for Sale:
 U.S. Treasury and Agency                     90,334     73,721      81,503
 Federal Reserve Bank Stock                    1,205      1,037         870
                                           ----------  ---------  ----------
                                              91,539     74,758      82,373
 Unrealized Gains (losses)                       113        361      (2,821)
                                           ----------  ---------  ----------
      Total Available for Sale Securities     91,652     75,119      79,552
                                           ----------  ---------  ----------
Total Investment Securities                $ 106,436     89,562      90,927
                                           ==========  =========  ==========



      Minden Bank did not own an aggregate book value of securities in any one issuer that exceeded 10% of total equity capital.


      The following table shows maturities of investment securities (in thou-sands) at amortized cost held by Minden Bank at December 31, 1996 together with the weighted average yields:

                           U.S.    Weighted   State and   Weighted                 Weighted
                       Government   Average   Political    Average       Other      Average
                       & Treasury    Yield  Subdivisions   Yield<F4>  Securities     Yield
                       ----------  -------- ------------  --------    ----------    --------
Due 1 year or less     $ 35,036      5.02%         488      7.95%        1,205       5.91%
Due after 1 year
     through 5 years     53,068      6.21%       2,628      7.20%            _          _
Due after 5 years
     through 10 years       665      6.07%      10,733      7.30%            _          _
Due after 10 years        1,564      6.35%         935      7.08%            _          _
                       ----------  --------  -----------  --------    ----------    --------

Total                  $ 90,333      5.75%      14,784      7.29%        1,205       5.91%
                       ==========  ========  ===========  ========    ==========    ========

<F4>Computed on taxable equivalent basis.

                                LOAN PORTFOLIO
                                --------------

    There are no foreign loans in Minden Bank's loan portfolio. The amount of loans outstanding for the indicated years are shown in the following table ac-cording to type of loan (in thousands):

                                                                 December 31,
                                                              1996         1995
                                                             ------       ------
Commercial, financial and agricultural loans               $ 31,567       29,676
Construction loans secured by real estate                     3,381        2,722
Other loans secured by real estate                           60,025       50,651
Installment and single payment loans                         18,143       15,148
Other loans                                                   2,368        1,502
                                                            -------      -------
         Total Loans                                       $115,484       99,699

Less: Unearned income                                           138          318
      Reserve for possible loan losses                        3,306        3,397
                                                            -------      -------
         Net Loans                                         $112,040       95,984
                                                           ========      =======

     The following table presents maturities and interest rate sensitivity with respect to selected loan categories as of December 31, 1996. Maturities, which are presented in thousands, are based on remaining scheduled repayments of prin-cipal.

    Loan Category                     Due       Over One
    -------------                   One Year  Year Through    Over
                                    or Less    Five Years  Five Years     Total
                                    --------   ----------  ----------    -------
Commercial, financial and
   agricultural                     $16,007      13,328       2,232      $31,567
Construction loans secured
   by real estate                     1,074       2,258          49        3,381
                                     ------      ------       -----       ------
Total                               $17,081      15,586       2,281      $34,948
                                    =======      ======       =====      =======

Loans due after one year:

   Having Predetermined Interest Rates                                   $12,752
   Having Floating Interest Rates                                          5,115
                                                                         -------
       Total                                                             $17,867
                                                                         =======

                        RISK ELEMENTS IN LOAN PORTFOLIO
                        -------------------------------
     The following table sets forth (in 000's) a presentation of nonperforming loans held by Minden Bank at December 31, 1996 and December 31, 1995. Nonper-forming loans comprise: (a) loans on which recognition of interest income has been discontinued ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments which are still accruing interest ("past-due loans"); and (c) loans, the terms of which have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans").

                                      Nonaccrual  Past-Due  Restructured
                                         Loans      Loans       Loans      Total
                                      ----------   -------    ---------    -----
December 31, 1996                       $ 355        510          0        $ 865
December 31, 1995                       $ 403        174         69        $ 646

   In addition to nonperforming loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of December 31, 1996, these loans totalled $501 thousand as compared to $204 thousand at December 31, 1995. Loans are placed on nonaccrual status by Minden Bank when a loan becomes ninety (90) days past due unless there is sufficient evidence that it will be brought current in the very near future. Income on nonaccrual loans is then recognized only to the extent that cash is received in excess of the required principal payments and if the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both interest and principal. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $36,000 for the period ended December 31, 1996 and $48,000 for the period ended December 31, 1995. Interest income on restructured loans inc-luded in net income amounted to $4,000 during the year ended December 31, 1996 and $17,000 during the year ended December 31, 1995.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------
     The following table summarizes the balance in the allowance for loan losses of Minden Bank at the end of each period, changes in the allowance arising from charge-offs and recoveries by category and the provision charged to expense for the fiscal years ended December 31, 1996 and December 31, 1995:

                                                        Years Ended December 31,
                                                           1996         1995
                                                          ------       ------
                                                        (Amounts are in 000's)
Balance at beginning of period                            $3,397        3,395
 Charge-Offs - All Domestic
  Commercial, financial & agricultural                        78           20
  Real Estate - construction                                   _            _
  Real Estate - mortgage                                      10           67
  Installment loans to individuals                           156          100
  Lease financing                                              _            _
  Foreign                                                      _            _
                                                          ------       ------
     Total                                                   244          187
                                                          ------       ------
 Recoveries-All Domestic
  Commercial, financial & agricultural                         _           39
  Real Estate - construction                                   _            _
  Real Estate - mortgage                                      85           94
  Installment loans to individuals                            68           56
  Lease financing                                              _            _
  Foreign                                                      _            _
                                                          ------       ------
     Total                                                   153          189
                                                          ------       ------
 Net charge-offs (recoveries)                                 91           (2)
 Additions charged to operations                               _            _
 Balance at end of period                                 $3,306        3,397
                                                          ======       ======
 Ratio of net charge-offs during the period
  to average loans outstanding during the period            0.08%        0.00%

   The reserve of Minden Bank is based upon management's analysis of the portfolio and current and expected economic conditions. This analysis includes a study of loss experience, internal loan reviews, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. In addition, since 1989, management has attempted to maintain its reserve in an amount equal to or greater than its nonperforming assets. This objective has been achieved with the reserve account being 2.87% and 3.41% of total loans at December 31, 1996 and 1995, respectively.

                 ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES
                 ----------------------------------------------
      Management has allocated the reserve for possible loan losses according to amounts deemed reasonably necessary to provide for possible losses within the categories of loans set forth in the table below. In determining the allocation, management reviews loans monthly taking into consideration each borrower's ability to repay, repayment record, past credit history and underlying collateral values before classifying a loan to our watch list as (1) watch list,
(2) sub-standard, or (3) non-accural. Specific reserves are allocated to the loans placed on the watch list based upon individual factors. All other loans are assigned a 3% loss factor except to the extent loans are not secured by cash or the government. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the special amounts or loan categories in which charge-offs may ultimately occur. The amount of the reserve applicable to each category and the percentage of loans in each category to loans are presented below.

                                              For the Years Ended December 31,
                                                  1996                1995
                                            -----------------    ---------------
                                                   (amounts are in 000's)
                                                       % of               % of
                                                     Loans in           Loans in
                                             Amount  Category    Amount Category
                                             ------  --------    ------ --------
Commercial, financial
  and agricultural                            $ 893       27%     1,019      30%
Construction loans
secured by real estate                           99        3%       102       3%
Other loans secured by
  real estate                                 1,719       52%     1,732      51%
Installment and single payment                  529       16%       510      15%
Foreign                                           _        _          _       _
Other                                            66        2%        34       1%
                                             ------      ----     -----     ----
Total                                        $3,306      100%     3,397     100%
                                             ======      ====     =====     ====

                          OTHER INTEREST-BEARING ASSETS
                          -----------------------------
      There were no other "nonperforming interest-bearing assets" held by Minden Bank at December 31, 1996 or 1995.

              DEPOSITS  -  AVERAGE BALANCES AND AVERAGE RATES PAID
             ------------------------------------------------------
     The daily average amounts of deposits (in 000's) together with the rates paid on such deposits are presented below for the periods indicated:

                                          Years Ended December 31,
                                              1996        1995
                                            -------     -------
Noninterest-bearing demand deposits         $37,327      31,265
Rate Paid                                         0%          0%
Interest-bearing demand deposits            $24,316      21,674
Rate Paid                                      2.48%       2.50%
Savings Deposits                            $49,802      44,502
Rate Paid                                      3.06%       2.95%
Time Deposits                               $95,827      82,380
Rate Paid                                      5.22%       5.04%
Total interest-bearing deposits            $169,945     148,556
Total deposits                             $207,272     179,821
Average Rate Paid                              3.44%       3.34%


   MATURITIES SCHEDULE FOR TIME CERTIFICATES OF DEPOSITS OVER $100,000
  ---------------------------------------------------------------------

     Maturity schedules for time certificates of deposit of more than $100,000 are presented below (in 000's) for the dates indicated:

                                            Year Ended
                                           December 31, Average
                                               1996       Rate
                                              -------    ------
3 months or less                              $15,309     5.15%
Over 3 months through 12 months                 5,161     5.16%
Over 12 months                                  1,476     5.78%
                                              -------    ------
Total outstanding                             $21,946     5.20%
                                              =======    ======

                      RETURN ON EQUITY AND ASSETS
                      ---------------------------

     The following table presents the net income, average assets, average equity, return on assets (net income divided by average assets), return on equity (net income divided by average equity) and equity to assets ratio (average equity divided by average assets) for the periods indicated:

                                         Years Ended December 31,
                                              1996      1995
                                            --------   --------
                                            (amounts in 000's)
Net Income                                  $ 4,611       3,668
Average Assets                            $ 241,234     210,199
Average Equity                             $ 25,867      21,998
Return on Average Assets                       1.91%       1.75%
Return on Average Equity                      17.83%      16.67%
Dividend Payment Ratio                        19.77%      21.05%
Average Equity to Average
     Assets Ratio                             10.72%      10.47%

ITEM 2.   PROPERTIES

      Minden Bank has seven banking locations including the main office, which are all owned by Minden Bank.

      The main office of Minden Bank is presently located in a two-story office building at 401 Main Street, Minden, Louisiana. The premises consist of approximately 22,000 total square feet of office space, all of which is occupied by Minden Bank.

      Minden Bank has two branches in the City of Minden. They are located and described as follows:

     1.   200  Homer  Road.   The former Webster Bank main  office  consists  of
          approximately 7,000 total square feet office space all of which is occupied by Minden Bank.

     2.   1316  Sibley  Road.   The  former  Webster  Bank  branch  consists  of
          approximately 3,500 square feet of office space of which all is occupied by Minden Bank.

      Minden Bank also has a branch located on Louisiana Highway 7, Sarepta, Louisiana 71071, which is approximately 25 miles northwest of the City of Minden. The premises in Sarepta consist of approximately 1,500 square feet of office space of which all is occupied by Minden Bank.

     The three Shreveport branches are located and described as follows:

     1. 6250 Hearne Avenue. This branch consists of approximately 3,400 total square feet of office space all of which is occupied by Minden Bank.

     2. 1633 North Market Street. This branch consists of approximately 4,500 total square feet of office space all of which is occupied by Minden Bank. Our commercial lending department for the Shreveport area market is currently housed at the North Market branch.

     3. 3400 Line Avenue. This branch consists of approximately 1,600 total square feet of office space all of which is occupied by Minden Bank.

                                     PART II

ITEM  5.  MARKET FOR MINDEN BANCSHARES' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

      Minden Bancshares' Common Stock is not traded on any exchange and there is no established public trading market. The transfer of stock represents a process between buyers and sellers and prices of stock are not always reported to Minden Bancshares' management. During the first quarter of 1995, there were three transfers totaling 393 shares at prices reported of $66.00 per share. During the second quarter of 1995, there were twenty-two transfers totaling 1,218 shares at prices reported of $66.00 per share. During the third quarter of 1995, there were two transfers totaling 365 shares at prices reporting of $66.00 per share. There were no transfers during the fourth quarter 1995. Minden Bancshares purchased into Treasury 142 shares from four shareholders in the first quarter 1995 and fourteen shares from one shareholder in the third quarter 1995 all at the price of $60.00 per share. During the first quarter 1996, there was one transfer for 200 shares for which no price was reported. During the second quarter of 1996, there were five transfers totaling 811 shares of which the price of one transfer of 94 shares for which price was reported of $76.00. There was one transfer in the third quarter of 1996 of 147 shares at a reported price of $85.00. There was one transfer in the fourth quarter of 1996 of 316 shares for which no price was reported. Minden Bancshares purchased into Treasury 31 shares from one shareholder for $76.00 in the second quarter 1996 and 78 shares from one shareholder for $80.00 in the third quarter 1996.

     Minden Bancshares declared and paid semi-annual dividends during 1996 and 1995 as listed.

                 1996    1995
                -----   -----
First half      $ .65   $ .50
Second half      2.60    2.25
                -----   -----
   Totals       $3.25   $2.75
                =====   =====

     Minden Bancshares has paid semi-annual dividends each year since its acquisition of Minden Bank in 1985 and Minden Bank paid dividends for at least twenty consecutive years prior to 1985. It is the present intention of Minden Bancshares' Board of Directors to continue the dividend payments; however, future dividends must necessarily depend on earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers its dividend policy.

     At December 31, 1996, Minden Bancshares had approximately 467 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with Minden Bancshares historical financial statements, notes and charts appearing elsewhere herein.

                          FINANCIAL PERFORMANCE OVERVIEW
                          ------------------------------

      Two key measures of profitability used by the banking industry are return on average assets (ROA) and return on average equity (ROE). For the year ended December 31, 1996, Minden Bancshares ROA was 1.91% compared to 1.75% for the year ended December 31, 1995 and 1.74% for the year ended December 31, 1994. ROE, a measure of the effective use of shareholders' investment, was 17.83% in 1996, compared to 16.67% in 1995 and 15.17% in 1994. Minden Bancshares' results for both ROE and ROA for the years 1996, 1995 and 1994 compare favorably to the ROA and ROE of banks of similar size.

      Another financial indicator used in the banking industry is net interest margin which is a measure that demonstrates the effectiveness of a bank in managing the yield derived from earning assets. Net interest margin is the net yield which earnings from interest represent on total average earning assets. Key factors affecting net interest margin are the level of interest rates, the amount of noninterest-bearing funds supporting earning assets, net interest spread (which is defined as the difference between the annualized yield on average earning assets on a tax equivalent basis and the annualized rate on funds) and the level of earning assets which may be affected by nonaccrual and restructured loans.

      The following table sets forth the net interest margin and net interest spread on a tax equivalent basis for Minden Bancshares on a consolidated basis for the years ended December 31, 1996, 1995 and 1994:

                                        Years Ended December 31,
                                           1996   1995   1994
                                          -----   -----  -----
Net Interest Margin - Tax Equivalent      4.48%   4.53%   4.41%
Net Interest Spread - Tax Equivalent      3.56%   3.68%   3.68%

      The decrease in Minden Bank's net interest margin for the period ended December 31, 1996 is due to decreased interest rates on loans and Federal funds sold accompanied by deposit growth in certificates of deposit, higher interest bearing deposits. The increase in Minden Bank's net interest margin for the period ended December 31, 1995 was due to increased loan growth and increased noninterest-bearing deposits.

                                RESULTS OF OPERATIONS
                                ---------------------

      Minden Bancshares' net income increased in each of its last three years. Net income for Minden Bancshares was $4,611,000 for the year ended December 31, 1996, an increase of $943,000 or 25.71% over net income of $3,668,000 in 1995 which increased by $729,000 or 24.80% over net income for 1994. The increase in 1996 net income of 25.71% over 1995 is due to an entire year's operation on the three Shreveport branches accompanied by increased loan and deposit growth. The increase in net income for 1995 of 24.80% over net income for 1994 was the result of the acquisition of the three Shreveport branches on March 24, 1995 and loan and deposit growth.

      The following is a comparison of per share earnings of Minden Bancshares for the years ended December 31, 1996, 1995 and 1994 which reflects the change in net income:


                                        12 Months Ended December 31,
                                           1996     1995    1994
                                           ----     ----    ----
Earnings Per Share:                       $16.43   13.07    10.43

                       NET INTEREST INCOME (TAX EQUIVALENT BASIS)
                       ------------------------------------------

      Net interest income, the difference between interest income and interest expense, is the prime component of Minden Bancshares' earnings. During 1996, tax equivalent net interest income was $10,124,000 on average earning assets of $225,882,000 which represents a net interest margin of 4.48% compared to 4.53% on tax equivalent net interest income of $8,960,000 on average earning assets of $197,516,000 for 1995. The $1,164,000 or 12.99% increase in tax equivalent net interest income in 1996 was attributable to an entire year's operation of the three Shreveport branches acquired March 24, 1995 along with increased loan demand and deposit growth.
      In 1995, tax equivalent net interest income of Minden Bancshares was $8,960,000, an increase of $1,845,000 or 25.93% over the previous year of 1994. The increase of 25.93% in net interest income for 1995 when compared to the prior year was attributable to the acquisition of three Shreveport branches on March 24, 1995 along with increased loan demand.


                       NET YIELD ON EARNING ASSETS/SPREAD
                       ----------------------------------

     Minden Bancshares' net interest income is influenced by changes in interest rates as well as volume.
      Average earning assets of Minden Bancshares consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks, for 1996 increased $28,366,000 or 14.36% over 1995.
      The yield on interest-earning assets increased to 7.77% during 1996 from 7.72% during 1995 mainly from an entire year's operation of the three Shreveport branches acquired March 24, 1995 along with increased loan demand.
     Average interest-bearing liabilities increased $20,767,000 or approximately 13.34% during 1995 when compared to the prior year. The average cost of these funds increased from 4.04% in 1995 to 4.21% in 1996. Net interest margin decreased to 4.48% in 1996 from 4.53% in 1995.
      During 1995, average earning assets increased $36,160,000 or 22.41% when compared to average earning assets of approximately $161,356,000 for the prior year. Average interest-bearing liabilities increased $29,377,000 or 23.27% during 1994 when compared to average interest-bearing liabilities of $126,263,000 for 1994. Net interest margin increased to 4.53% for 1995 when compared to net interest margin of 4.41% for 1994. The increase in net interest margin during 1995 was mainly due to the acquisition of the three Shreveport branches on March 24, 1995 along with increased loan demand.


                                 EARNING ASSETS
                                 --------------

     Average assets at Minden Bancshares increased during each of the last three fiscal years. During 1996, average assets increased $31,035,000 or 14.76% from 1995. In 1995, average assets increased $40,846,000 or 24.12% from 1994.
      Average earning assets of Minden Bancshares, consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks increased over the last three fiscal years. In 1996, average earning assets of Minden Bancshares increased $28,366,000 or 14.36% over 1995. During 1995, average earning assets increased by $36,160,000 or 22.41% over average earning assets in 1994.
      Consolidated average earning assets of Minden Bancshares increased in 1996 by $28,366,000, which resulted from continued growth. Average loans increased $20,852,000 in 1996 to $108,349,000 as compared to an increase of $26,376,000 in
1995 to $87,497,000. The following table summarizes loan activities for the periods indicated:


                                      For The Years Ended December 31,
                                        1996        1995         1994
                                   ----------    --------     --------
                                             (dollars in 000's)
Average Loans                      $ 108,349      87,497       61,121
Dollar Change                         20,852      26,376        2,303
Percent Change                         23.83%      43.15%        3.92%

Interest                           $  10,572       8,664        5,845
Dollar Change                          1,908       2,819          189
Percent Change                         22.02%      48.23%        3.34%

Yield                                   9.76%       9.90%        9.56%
Change                                 (0.14%)      0.34%       (0.61%)


    Minden Bank's investment portfolio is another primary source of earnings. Securities purchased are primarily low risk and are purchased as long term investments. Management maintains the portfolio to provide marketability and risk diversification. Securities transactions are not entered into in anticipation of taking gains on short term price movements. In addition, restructuring activities are infrequent and are carried out in conjunction with a prudent overall business plan which does not result in a pattern of gains being realized and losses being deferred on investment securities.

     Average investment securities increased in 1996 after having shown a slight decrease in 1995. As Minden Bank's average earning assets increased significantly in 1996, the amounts in investment securities increased by a lessor amount due to loan funding requirements. Average investment securities decreased slightly in 1995 due to loan funding requirements and increases in amount of Federal Funds sold and interest bearing balances with banks. Available funds were used by management to purchase taxable and tax-exempt securities in 1996 and 1995.

     The following table summarizes investment activities for the periods indicated:

                                  For The Years Ended December 31,
                                       1996     1995     1994
                                       ----     ----     ----
                                         (dollars in 000's)
Investment Securities
 (Average Balances at Amortized Cost)
U.S. Treasury & Other               $42,345    45,372    45,864
U.S. Government Agencies             38,279    32,410    34,517
State and Political Subdivisions     14,635    12,404    10,453
                                     ------    ------    ------
Total                               $95,259    90,186    90,834
                                    =======    ======    ======
Dollar Increase (decrease)          $ 5,073      (648)   11,012
Percent Increase (decrease)            5.63%    (0.71%)   13.80%

Interest Income
U.S. Treasury & Other               $ 2,654     2,675     2,544
U.S. Government Agencies              2,120     1,918     1,795
State and Political Subdivisions        743       639       539
                                   --------     -----     -----
Total                                $5,517     5,232     4,878
                                   ========     =====     =====
Portfolio Yield                        5.79%     5.80%     5.37%
Portfolio Yield - Tax Equivalent       6.09%     6.07%     5.62%

    Federal funds sold, another major component of average earning assets, increased to $20,387,000 or 12.10% in 1996 from $18,185,000 for the prior year. The yield on federal funds sold decreased to 5.24% for 1996 from 5.73% for the prior year.

                            INTEREST-BEARING DEPOSITS
                            -------------------------
      Average noninterest-bearing deposits increased to $37,327,000 in 1996, an increase of $6,062,000 or 19.39% over the prior year. In 1996, average interest-bearing deposits increased to $169,945,000, a $21,389,000 or 14.40% increase over the prior year.
      The following table reflects average interest-bearing deposit activities for the periods indicated:
                                       For the Years Ended December 31,
                                            1996      1995      1994
                                         --------  --------  --------
                                               (dollars in 000's)
Average Interest-Bearing Demand          $ 24,316    21,674    17,414
Dollar Change                               2,642     4,260       843
Percent Change                              12.19%    24.46%     5.09%

Interest Expense                           $  604       543       434
Dollar Change                                  61       109         5
Percent Change                              11.23%    25.12%     1.17%

Yield                                        2.48%     2.50%     2.49%
Change                                      (0.02%)    0.01%    (0.10%)

Average Savings Deposits                 $  49,806   44,502    37,356
Dollar Change                                5,304    7,146     2,994
Percent Change                               11.92%   19.13%     8.71%

Interest Expense                           $ 1,522    1,317       963
Dollar Change                                  205      354        33
 Percent Change                              15.57%   36.76%     3.55%

Yield                                         3.06%    2.95%     2.58%
Change                                        0.11%    0.37%    (0.13%)

Average Other Time Deposits               $ 95,827   82,380    67,552
Dollar Change                               13,447   14,828    (1,431)
Percent Change                               16.32%   21.95%    (2.07%)

Interest Expense                           $ 5,000    4,149     2,662
Dollar Change                                  851    1,487       (65)
Percent Change                               20.51%   55.86%    (2.39%)

Yield                                         5.22%    5.04%     3.94%
Change                                        0.18%    1.10%    (0.01%)


                            PROVISION FOR LOAN LOSSES
                            -------------------------

     The provision for loan losses is the charge made against earnings to keep the allowance for possible loan losses at a level management considers adequate considering the nature of the loan portfolio and current economic conditions in the marketplace. Management estimates the required allowance for possible loan losses and the provision thereto by taking into consideration current economic trends, changes in the character and size of the loan portfolio, nonperforming loans, past loss experience, the ability of borrowers to repay based upon financial statements and sources of cash flow, repayment performance and history, underlying collateral values securing loans and other factors which deserve recognition in estimating credit losses.
      No provision was charged to income in 1996 or 1995. Net charge-offs for 1996 increased by $93,000 to $91,000 when compared to net recoveries of $2,000 for 1995. Management was of the belief that no provision for 1996 was needed although loans had increased by $15,965,000 to $115,346,000 from $99,381,000 at December 31, 1995. The reserve for loan losses was $3,306,000 or 2.87% of total loans outstanding as of December 31, 1996 compared to $3,397,000 or 3.42% of total loans outstanding as of December 31, 1995.

     The net loan recoveries in 1995 were $2,000 as compared to net loan recoveries in 1994 of $41,000. Net recoveries as a percentage of average loans for 1995 was 0.00% as compared to 0.07% for 1994. The net loans outstanding at December 31, 1995 increased by $33,156,000 to $99,381,000 when compared to net loans outstanding at December 31, 1994 of $66,225,000. The reserve for possible loan losses at December 31, 1995 increased by $2,000 to $3,397,000 when compared to December 31, 1994.

     The following table summarizes provision and allowance activities for the periods indicated:
                                     For the Years Ended December 31,
                                        1996        1995        1994
                                    ----------    --------    --------
                                              (dollars in 000's)
Loans, Net                          $ 115,346      99,381      66,225
Allowance for Possible Loan Losses      3,306       3,397       3,395
Percent of Loans                        2.87%       3.42%       5.13%
Provision for Possible Loan Losses  $       0           0           0
Net Charge-Offs (recoveries)        $      91          (2)        (41)
Percent of Average Loans                 0.08%      (0.00%)     (0.07%)


                        NONACCRUAL AND NONPERFORMING LOANS
                        ----------------------------------
     On December 31, 1996, loans on nonaccrual status totalled $355,000, 0.31% of total loans net of unearned discount. For the years ended December 31, 1995 and 1994, nonaccrual loans totalled $403,000 and $677,000, respectively. Loans past due 90 days or more accruing interest (nonperforming loans) totalled $510,000 as of December 31, 1996 compared to $174,000 and $154,000 for the years ended December 31, 1995 and 1994, respectively.


                                NONINTEREST INCOME
                                ------------------
     Noninterest income consists primarily of service charges, trust department fees and other fees and commissions. During 1996, noninterest income increased by $404,000 to $2,208,000, or 22.39% over 1995, due to increased fees for services provided. During 1995, noninterest income increased by $676,000 to 1,804,000 or 59.92% from 1994. The increase in noninterest income of $676,000 for 1995 was due to the acquisition of the Shreveport branches, increased fees for services rendered and not having been detrimented by the loss on sale of securities experienced in 1994.

                                NONINTEREST EXPENSE
                                -------------------
     This category of expense includes salaries, employee benefits, occupancy expense, furniture and equipment expense and other expenses. Total noninterest expenses (total operating expenses) for 1996 amounted to $5,359,000, a $126,000 or 2.35% increase over total operating expenses for 1995. The increase in total operating expenses in 1996 over 1995 was attributable in some instances to an entire year's operation of the Shreveport branches whereas there are reductions in 1996 from 1995 due to start up expenses for the Shreveport branches for expense categories. Although there was an increase in noninterest expenses, there was a reduction in FDIC insurance premiums as the result of rate decreases.

     Total operating expenses for 1995 were $5,233,000, an increase of $1,493,000 or 39.92% when compared to total operating expenses for 1994. The increase in total operating expenses in 1995 as compared to 1994 was attributable to the Shreveport branches acquisition while the reduction in FDIC insurance was due to rate decreases.

                                    LIQUIDITY
                                    ---------
      A key to success as a community bank is to maintain adequate liquidity in order to satisfy customer needs in a satisfactory response time. To achieve this goal, Minden Bank monitors its asset and liability mix on a routine basis.

      The primary sources of liquidity include cash and due from banks, federal funds sold and investment securities. Additionally, Minden Bank has the ability to borrow and purchase federal funds on a short term basis from other financial institutions as a source of liquidity should the need arise.

      The loan to deposit ratio at Minden Bank averaged 52.27% during 1996 compared to 48.66% in 1995 and 42.12% in 1994. Average federal funds sold were $20,387,000, $18,185,000 and $9,387,000, respectively during 1996, 1995 and
1994. Additionally, at December 31, 1996, Minden Bank had investment securities with an amortized cost of $106,322,000, of which $36,729,000 or 34.55% mature within one year, $55,696,000 or 52.38% mature within two to five years, and $13,897,000 or 13.07% mature in over five years. Additional sources of liquidity which are available, are borrowing from the Federal Reserve Bank as a member bank and the purchase of federal funds on a daily basis from other banks. Minden Bancshares does not anticipate any events which will require liquidity beyond that which is available from the above referenced sources.


                            INTEREST RATE SENSITIVITY
                            -------------------------

      The interest rate sensitivity of Minden Bancshares' assets and liabilities provides an indication of the extent to which Minden Bancshares' net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities which is referred to as the "Gap". The table below presents Minden Bancshares' Gap position at December 31, 1996:

                                                After 3    After 6
                                     Within     Within     Within       After     Year End
                                    3 Months   6 Months   12 Months   One Year     Balance
                                  ----------   --------   ---------   --------  ----------
                                               (dollars in 000's)
Earning Assets:

Loans                             $  50,339      9,237      10,044     45,864   $ 115,484
Securities available for sale        26,729      4,632      10,417     49,874      91,652
Securities held to maturity             330         58         100     14,296      14,784
All other                            10,744          _           _          _      10,744
                                  ----------   --------   ---------   --------  ----------
Total Earning Assets               $ 88,142     13,927      20,561    110,034   $ 232,664
                                  ----------   --------   ---------   --------  ---------
Funding Sources:

Time deposits                      $ 40,579      19,324     19,348     20,117    $ 99,368
Other interest-bearing deposits      78,431           _          _          _      78,431
Short-term debt                          90           _          _          _          90
Securities sold under agreements
     to repurchase                    5,418           _          _          _       5,418
Noninterest-bearing sources               _           _          _     49,357      49,357
                                  ----------   ---------   --------   --------  ----------
Total Funding Sources             $ 124,518      19,324     19,348     69,474   $ 232,664
                                  ----------   ---------   --------   --------  ----------

Gap Summary:
Periodic  net  earning  assets    $ (36,376)     (5,397)     1,213     40,560   $        _
                                  ----------   ---------   --------   --------  ----------
Cumulative  net  earning  assets  $ (36,376)     (41,773)  (40,560)         -   $        -
                                  ==========   ==========  ========   ========  ==========
Periodic net earning assets/
     Total earning assets            (15.63%)      (2.32%)    0.52%     17.43%           _
Cumulative ratio of earning assets
     to interest-bearing liabilities (15.63%)     (17.95%)  (17.43%)        _            -

     This table is based upon a point in time and may not always be meaningful because it is based upon the earliest possible maturity or repricing and not what may be a normal change in our interest rates. Also, this table does not consider subsequent changes in interest rate structures or spreads between asset and liability categories. Interest rate changes do not always occur equally to interest-earning assets and interest-bearing liabilities. Interest rates on interest-bearing demand deposits, "Now", money market and savings accounts which may be immediately adjusted may not change in proportion to changes in interest rates. Management believes that Minden Bancshares' asset and liability mix is adequately positioned to adjust to interest rate changes.

                                CAPITAL ADEQUACY
                                ----------------
     Risk based capital guidelines issued by the Federal Reserve Board became effective March 15, 1989. The guidelines require minimum levels of capital based upon a risk rating of the contingent obligations. A minimum of 8% of total capital to risk adjusted assets will be required, of which one half of the 8% must consist primarily of tangible common shareholders equity ("Tier 1 Capital"). At December 31, 1996, Minden Bancshares' Tier 1 capital ratio was 22.29% and its total risk based capital ratio was 23.56% under the most restrictive, fully phased in, risk based guidelines.

     In addition, effective September 7, 1990, the Federal Reserve Board implemented an additional 3% minimum Tier 1 leverage ratio (the "Leverage Ratio") to be maintained in conjunction with the risk based capital standard. The Leverage Ratio gauges the amount of Tier 1 capital (less certain intangibles including goodwill) to total average assets (less certain intangibles including goodwill). At December 31, 1996, Minden Bancshares' Leverage Ratio was 10.28%. The Federal Reserve Board can require a bank to maintain a Leverage Ratio greater than 3% if, in its opinion, the bank is anticipating significant growth or is operating with less than well diversified risks.


                                    INFLATION
                                    ---------
     Inflation has a significant impact on the growth of total assets in the banking industry. It requires increases in equity capital at higher than normal rates in order to maintain an appropriate equity to asset ratio. Minden Bancshares presently has the intent and ability to maintain proper equity to asset ratios primarily by periodically adjusting its pricing of services and banking products to take into consideration current costs. The consolidated financial statements and related financial data of Minden Bancshares have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.


                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------
     In March of 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS 121 requires that impairment losses be recorded on long-lived assets used in operations, including related goodwill. SFAS 121 also addresses the accounting for long-lived assets which are to be disposed of. Management does not expect the effect of SFAS 121 to be material.

     In May of 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights, effective for fiscal years beginning after December 15, 1995. SFAS 122 will not have an effect on the operating results of Minden Bancshares because neither it nor its subsidiary bank provide this type of service.

     In October of 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for transactions entered into after December 15, 1995. SFAS 123 establishes a fair value method of accounting for stock-based compensation plans. It encourages entities to adopt the fair value method of accounting but permits the continued usage of APB Opinion No. 25 Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incur liabilities to employees in amounts based on the price of its stock that are appropriate for APB No. 25 reporting. Since the options granted under the "Stock Incentive Plan" are appropriate for APB No. 25, management will continue to utilize APB No. 25 accounting which will not affect operations or earnings. There are pro forma disclosure requirements under SFAS 123 regarding earnings per share computations should those amounts become material.

     In June of 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, effective for transactions occurring after December 31, 1996. SFAS 125 provides for fair value accounting for assets transferred with the retention of some right(s) of ownership and for liabilities disposed of for which all liabilities are not extinguished until a later date. Any application to SFAS 125 will be immaterial in the Bank's current operations and will not require accounting acknowledgment or disclosure.

ITEM 7.   FINANCIAL STATEMENTS

                                 January 9, 1997


The Board of Directors and Stockholders
Minden Bancshares, Inc. and Subsidiary
Minden, Louisiana


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------

We have audited the accompanying consolidated balance sheets of Minden Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


HEARD, McELROY & VESTAL, L.L.P.
Certified Public Accountants
Shreveport, Louisiana



                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


          ASSETS                                 1996              1995
          ------                                 ----              ----
                                   (in thousands, except per share data)
Cash and cash equivalents:
 Cash and due from banks - Note 2            $ 14,907            11,121
 Federal funds sold                             8,500            21,500
                                             ---------         ---------
                                               23,407            32,621
Investment securities - Note 3
 U.S. Treasury                                 39,841            42,406
 U.S. Government agencies                      50,606            31,676
 Obligations of state and
   political subdivisions                      14,784            14,443
                                             ---------         ---------
                                              105,231            88,525

Federal Reserve Bank and FHLB stock             1,205             1,037
Loans, less allowance for loan losses
   of $3,306 and $3,397 - Notes 4 and 8       112,040            95,984

Accrued interest receivable                     2,178             2,328
Bank premises and equipment - Note 5            3,093             3,198
Real estate owned
  other than bank premises - Note 14              217               376
Other Assets - Notes 6 and 12                   2,661             2,942
                                             ---------         ---------
TOTAL ASSETS                                 $250,032           227,011
                                             =========         =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
LIABILITIES:
 Deposits:
  Noninterest bearing                        $ 38,197            35,698
  Interest bearing - Note 11                  177,799           160,398
                                             ---------         ---------
     Total Deposits                           215,996           196,096

 Securities sold under
   repurchase agreement                         5,418             5,802
 Accrued interest payable                         860               787
 Other liabilities                                132               137
 Note payable - Note 10                            90               180
                                             ---------         ---------
     Total Liabilities                        222,496           203,002

STOCKHOLDERS' EQUITY:
 Common stock, par value $2.50 per share;
    500,000 shares authorized;
    309,816 shares issued;
    280,549 and 280,658 shares
    outstanding, respectively                     775               775
 Additional paid-in capital                    11,205            11,205
 Undivided profits - Note 7                    16,778            13,078
 Treasury stock-at cost-shares
   29,267-1996 and 29,158-1995                 (1,297)           (1,288)
 Net unrealized appreciation on
    AFS securities net of taxes
   of $39-1996 and $123-1995                       75               239
                                             ---------         ---------
        Total Stockholders' Equity             27,536            24,009
                                             ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $250,032           227,011
                                             =========         =========

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        December 31, 1996, 1995 and 1994


                                          1996      1995      1994
                                          ----      ----      ----
                             (in thousands, except per share data)
INTEREST INCOME:
 Interest and fees on loans            $10,572     8,664     5,845
 Investment securities:
  Taxable                                4,704     4,539     4,294
  Tax-exempt                               743       639       539
 Federal funds sold                      1,069     1,043       377
 Federal Reserve stock and other           167       130        45
                                       --------  --------  --------
     Total interest income              17,255    15,015    11,100

INTEREST EXPENSE:
 Deposits                                7,126     6,009     4,059
 Securities sold under
   repurchase agreement and other          294       292       154
                                       --------  --------  --------
     Total interest expense              7,420     6,301     4,213
                                       --------  --------  --------
     Net interest income                 9,835     8,714     6,887
 Provision for loan losses - Note 4          -         -         -
                                       --------  --------  --------
     Net interest income after
       provision for loan losses         9,835     8,714     6,887
                                       --------  --------  --------
OTHER INCOME:
 Service charges                         1,574     1,367     1,070
 Insurance commissions                     300       189       107
 Gain (loss) on investment securities        -         -      (253)
 Other operating income                    334       248       204
                                       --------  --------  --------
     Total other income                  2,208     1,804     1,128

OPERATING EXPENSES:
 Salaries and employee benefits          2,785     2,489     1,898
 Occupancy expense                         491       363       331
 Furniture and equipment expense           269       218       165
 Writedown on real estate owned
   other than bank premises                  -        91        19
 FDIC insurance                             (6)      241       318
 Stationery, supplies and printing         518       596       258
 Data processing fees                      120       210        67
 Directors' fees                           124       124       133
 Other operating expenses                1,058       901       551
                                       --------  --------  --------
     Total operating expenses            5,359     5,233     3,740
                                       --------  --------  --------
INCOME BEFORE INCOME TAXES               6,684     5,285     4,275

INCOME TAXES - NOTE 6                    2,073     1,617     1,336
                                       --------  --------  --------
NET INCOME                              $4,611     3,668     2,939
                                       ========  ========  ========
EARNINGS PER SHARE                      $16.43     13.07     10.43
                                       ========  ========  ========

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        December 31, 1996, 1995 and 1994

                                                                                                     Net
                                                                                                  Unrealized
                                                                                                 Appreciation
                                       Total                Additional                          (Depreciation)
                                   Stockholders'  Common     Paid-In     Undivided   Treasury        AFS
                                      Equity       Stock     Capital      Profits     Stock       Securities
                                   -------------  -------   ----------   ---------   --------   --------------
                                                    (in thousands, except per share data)
Balance at December 31, 1993         $ 18,671        775      11,205       7,875      (1,184)           --
----------------------------
Net income                              2,939         --          --       2,939          --             --

Cash dividends paid                      (632)        --          --        (632)         --             --

Purchase of 1,800 shares
 common stock                             (95)        --          --          --         (95)            --

Adjustment for effect of a
 change in accounting principal
 - FASB 115 net of taxes of $345          671         --          --          --          --            671

Change in unrealized (depreciation)
 on AFS securities, net of
 taxes of $1,304                       (2,533)        --          --          --          --         (2,533)
                                   -------------  -------   ----------   ---------   --------   --------------
Balance at December 31, 1994         $ 19,021        775      11,205      10,182      (1,279)        (1,862)
----------------------------
Net income                              3,668         --          --       3,668          --             --

Cash dividends paid                      (772)        --          --        (772)         --             --

Purchase of 156 shares
 common stock                              (9)        --          --          --          (9)            --

Change in unrealized appreciation
 on AFS securities, net of taxes
 of $1,082                              2,101         --          --          --          --          2,101
                                   -------------  -------   ----------   ---------   --------   --------------
Balance at December 31, 1995         $ 24,009        775      11,205      13,078      (1,288)           239
----------------------------
Net income                              4,611         --          --       4,611          --             --

Cash dividends paid                      (911)        --          --        (911)         --             --

Purchase of 109 shares common
 stock                                     (9)        --          --          --          (9)            --

Change in unrealized appreciation
 on AFS securities, net of taxes
 of $84                                  (164)        --          --          --          --           (164)
                                   -------------  -------    ----------   ---------  --------   --------------
Balance at December 31, 1996         $ 27,536        775      11,205      16,778      (1,297)            75
----------------------------       =============  =======    ==========   =========  ========   ==============

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 1996, 1995 and 1994


                                                         1996     1995     1994
                                                     --------- -------- --------
                                           (in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  4,611    3,668    2,939
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          405      324      198
   Provision for loan losses                                -        -        -
   Writedown on real estate owned
     other than bank premises                               -       91       19
   (Gain) loss on investment securities                     -        -      253
   (Gain) on sale of real estate owned other than
       bank premises                                      (42)     (13)     (44)
   (Increase) decrease in accrued interest receivable     150      (84)    (289)
   (Increase) decrease in other assets                     69      262     (102)
   Increase in accrued interest payable                    73      293       66
   Increase (decrease) in other liabilities                (5)      59       69
                                                     --------- -------- --------
   Total adjustments                                      650      932      170
                                                     --------- -------- --------
   Net cash provided by operating activities            5,261    4,600    3,109

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturities of investment
  securities - Note 3                                  22,698   15,786   24,676
 Purchase of investment securities and
  Federal Reserve Bank stock - Note 3                 (39,324) (11,238) (31,413)
 Proceeds from sales of real estate owned
  other than bank premises                                285      192      247
 Purchase of equipment                                    (88)  (1,107)    (153)
 Purchase of other assets                                   -       -      (166)
 Cost of deposit base intangibles - Note 12                 -   (2,146)       -
 Net (increase) in loans - Note 12                    (16,552) (33,449)  (8,592)
                                                     --------- -------- --------
   Net cash (used) by investing activities            (32,981) (31,962) (15,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                          (911)    (772)    (632)
 Net increase in noninterest-bearing deposits
  - Note 12                                             2,499   12,531    2,738
 Net increase in interest-bearing deposits
  - Note 12                                            17,401   38,301    1,524
 Net increase (decrease) in securities sold
  under repurchase agreement                             (384)  (1,636)   4,735
 Payments on note payable                                 (90)     (90)     (90)
 Purchase of 109, 156 and 1,800 shares treasury stock      (9)      (9)     (95)
                                                     --------- -------- --------
   Net cash provided by financing activities           18,506   48,325    8,180
                                                     --------- -------- --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (9,214)  20,963   (4,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         32,621   11,658   15,770
                                                     --------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 23,407   32,621   11,658
                                                     ========= ======== ========
CASH PAYMENTS:
 Interest                                            $  7,347    6,008    4,147
                                                     ========= ======== ========
 Income taxes                                        $  1,933    1,531    1,235
                                                     ========= ======== ========

The accompanying notes are an intgral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
   a.  CONSOLIDATION
       The accompanying financial statements include the accounts of Minden Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Minden Bank and Trust Company (the Bank). The Company was organized as a bank holding company under Federal Reserve Bank laws on June 27, 1983. The holding company did not transact any business until 1985. The Bank has locations in Minden, Sarepta, and Shreveport, Louisiana.
   b.  USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Most of the Bank's business activity is with customers located within the Minden/Shreveport, Louisiana area. The loan categories are detailed in Note 4. The economy of the area is diversified but depends on timber, agriculture, and oil and gas. Although these areas of the economy and the economy in general in the area are doing well, it could decline in the future.
       While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change materially in the near future.
   c.  INVESTMENT SECURITIES
       The Bank's investments in securities are classified in two categories and accounted for as follows.
       Securities to be held to maturity. Bonds, notes and debentures (municipal bonds) for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the straight-line method over the period to maturity. This method does not significantly differ from the interest method.
       Securities available for sale. Securities available for sale consist of bonds, notes and debentures not classified as trading securities nor as securities to be held to maturity.
       Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses. There were no write-downs in 1996, 1995 or 1994.
       Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.
       Gains and losses on the sale of securities available for sale are determined using the specific identification method.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
   ------------------------------------------------------
   d.  LOANS AND ALLOWANCE FOR LOAN LOSSES
       Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. Unearned discount on certain installment loans is recognized as income under the rule of seventy-eights, which approximates interest on the outstanding balance. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on loans is usually discontinued when interest is past due by ninety days. Upon such occurrence, all unpaid accrued interest on such loans is reversed. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

   e.  BANK PREMISES AND EQUIPMENT
       Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line and accelerated methods of depreciation. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.
   f.  INCOME TAXES
       Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
   g.  FEDERAL FUNDS
       Federal funds sold are stated at the cash amount loaned to the member bank. Interest is recognized on a daily basis as the funds are regularly rolled over.
   h.  PENSION PLAN
       The Bank has a plan whereby a percentage of the eligible employee's compensation is contributed by the Bank to his individual retirement account. The percentage is determined annually by the Board of Directors. For 1996, 1995 and 1994, the percentage was 6%. To be eligible to participate, an employee must be at least 21 years old and have been employed by the Bank for two of the preceding five years. Contributions (in thousands) to this plan in 1996, 1995 and 1994 amounted to approximately $115, $107 and $86.
   i.  EARNINGS PER SHARE
       Earnings per share are computed using the weighted number of shares outstanding during each year. The number of weighted average outstanding shares was 280,623 in 1996, 280,691 in 1995, and 281,842 in 1994.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    ------------------------------------------------------
    j. CASH AND CASH EQUIVALENTS
       For purposes of the statement of cash flows, the Bank considers all cash on hand, demand deposits with other banks, and federal funds sold to be cash equivalents.

2.  CASH AND DUE FROM BANKS
    -----------------------
    The Bank, as a member of the Federal Reserve System, is required to maintain certain average reserve balances at the Federal Reserve Bank and/or in cash on hand. The required balance (in thousands) at December 31, 1996 and 1995 was $1,859 and $1,358.

3.  INVESTMENT SECURITIES
    ---------------------
    The carrying amounts of investment securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31 were as follows:

                                             GROSS        Gross
                               AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                 COST        GAINS        LOSSES      VALUE
                               ---------   ----------   ----------  -------
   Securities available for
   sale - December 31, 1996 -
   U.S. Treasury               $ 39,539       347           45       39,841
   U.S. Government agency
     securities                  50,795       100          289       50,606
                               --------       ---          ---       ------
                               $ 90,334       447          334       90,447
                               ========       ===          ===       ======
   Securities to be held to
   maturity - December 31, 1996 -
   State and municipal
     securities                $ 14,784       203           72       14,915
                               ========       ===          ===       ======
   Securities available for
     sale - December 31, 1995 -
   U.S. Treasury                41,812        670           76       42,406
   U.S. Government agency
     securities                 31,909        111          344       31,676
                               -------        ---          ---       ------
                              $ 73,721        781          420       74,082
                              ========        ===          ===       ======
   Securities to be held to
   maturity - December 31, 1995 -
   State and municipal
     securities              $ 14,443          90           55       14,478
                             ========         ===          ===       ======

   Assets, principally securities, carried at approximately (in thousands) $41,234 at December 31, 1996 and $35,262 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.
   Gross proceeds from sales and maturities, and purchases (in thousands), of securities for 1996 and 1995 are detailed below.

                                                            1996     1995
   PROCEEDS:                                                ----     ----
    Proceeds from available for sale (AFS) securities -  $22,515   15,376
      maturities
    Proceeds from AFS securities - sales                    ----     ----
    Proceeds from held to maturity securities -
      maturities and calls                                   183      410
                                                          ------   ------
    Total                                               $ 22,698   15,786
                                                        ========   ======

                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996, 1995 and 1994
                                      (continued)

3. INVESTMENT SECURITIES (continued)
   ---------------------------------

   PURCHASES:                                                    1996      1995
                                                              --------  --------
        Purchases of available for sale securities            $ 38,632     7,593
        Purchase of Federal Reserve Bank stock                     168       167
        Purchases of held to maturity securities                   524     3,478
                                                              --------  --------
        Total                                                 $ 39,324    11,238
                                                              ========  ========

        Gross losses (in thousands) of $253 were realized on sales of securities available for sale in 1994. No gains were recognized. No gain or losses were recognized on the maturities and call of bonds held to maturity in 1996 and 1995.

        The scheduled maturities (in thousands) of securities to be held to maturity and securities available for sale at December 31, 1996 were as follows:
                                       Securities to be     Securities Available
                                       Held to Maturity           for Sale
                                       ----------------     --------------------
                                       Amortized   Fair       Amortized     Fair
                                          Cost    Value          Cost      Value
                                       -------   ------     ----------   -------
   Due in one year or less            $    488      490         34,938    34,950
   Due from one year to five years       2,663    2,700         53,178    53,278
   Due from five to ten years           10,699   10,793            666       645
   Due after ten years                     934      932          1,552     1,574
                                       -------   ------      ---------   -------
                                      $ 14,784   14,915         90,334    90,447
                                       =======   ======      =========   =======

4. LOANS
   -----
   Loans (in  thousands) at December  31, 1996 and 1995 consisted of the following:
                                                  1996          1995
                                              ----------     ---------
    Commercial, financial and agricultural      $31,567        29,676
    Real estate - construction                    3,381         2,722
    Real estate - mortgage                       60,025        50,651
    Installment - individuals                    18,143        15,148
    Other                                         2,368         1,502
                                               ---------      --------
                                                115,484        99,699
    Unearned discount                              (138)         (318)
                                               ---------      --------
                                                115,346        99,381
    Allowance for loan losses                    (3,306)       (3,397)
                                               ---------      --------
                                               $112,040        95,984
                                               =========      ========

    Changes in the allowance for loan losses (in thousands) are summarized as follows:
                                           1996        1995       1994
                                         -------     -------    -------
    Beginning balance                    $3,397       3,395      3,354
     Provision charged to operations          _           _          _
     Loans charged off                     (244)       (180)      (218)
     Recoveries                             153         182        259
                                         -------     -------    -------
    Ending balance                       $3,306       3,397      3,395
                                         =======     =======    =======



                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)


4. LOANS (continued)
   -----------------

   Commitments to fund loans at December 31, 1996, 1995 and 1994 (in thousands) amounted to approximately $17,432 - 1996, $19,045 - 1995 and $9,476 - 1994.
   Loans on which the accrual of interest has been discontinued amounted (in thousands) to approximately $355, $403 and $677 at December 31, 1996, 1995 and 1994. Had these loans been current in accordance with their original terms, related interest income (in thousands) would have approximated $36, $48 and $59 for 1996, 1995 and 1994. Loans on which the accrual of interest has been reduced, or whose terms have been otherwise modified, amounted (in thousands) to approximately $-0-, $69 and $168 at December 31, 1996, 1995 and 1994, respectively.

   Loan origination fees and certain direct origination costs are capitalized.

   The Bank grants commercial and consumer loans to customers in Minden and Shreveport, Louisiana and the surrounding area. Although the Banks have a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general business climate in Minden and Shreveport.



5. BANK PREMISES AND EQUIPMENT
   ---------------------------

   Bank premises and equipment (in thousands) at December 31, 1996 and 1995 are summarized as follows:
                                            Estimated
                                           Useful Lives        1996       1995
                                          --------------    -------    -------
     Land                                                    $  988        978
     Buildings and improvements            8 - 50 Years       2,881      3,094
     Furniture, fixtures and equipment     5 - 15 Years         679      1,474
     Vehicles                              3 -  5 Years          28         28
                                                            -------    -------
                                                              4,576      5,574
     Less - accumulated depreciation                          1,483      2,376
                                                            -------    -------
     Bank premises and equipment                             $3,093      3,198
                                                            =======    =======

   Depreciation (in thousands) charged to operations in 1996, 1995 and 1994 amounted to $193, $188 and $153, respectively.


6. INCOME TAXES
   ------------
   Federal income tax expense (in thousands) for December 31, 1996, 1995 and 1994 is as follows:

                                                   1996        1995        1994
                                                -------     -------     -------
     Currently payable                           $1,932       1,541       1,340
     Deferred (prepaid)                             141          76          (4)
                                                -------     -------     -------
        Income tax expense                      $ 2,073       1,617       1,336
                                                =======     =======     =======

     Federal statutory tax rate                    34.0%       34.0%       34.0%
     Tax-exempt income                             (3.8)       (4.2)       (4.2)
     Other - net                                     .8          .8         1.5
                                                -------     -------     -------
        Effective tax rate                         31.0%       30.6%       31.3%
                                                =======     =======     =======

   Included in other assets are deferred federal income taxes (in thousands) of $564 and $640 at December 31, 1996 and 1995. Cumulative undistributed earnings (in thousands) of the subsidiary Bank that have been recorded by the Company, and for which no income taxes have been accrued, amounted to approximately $11,291 at December 31, 1996. These earnings have been reinvested in the subsidiary Bank.

                                MINDEN BANCSHARES, INC. AND SUBSIDIARY
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 1996, 1995 and 1994
                                             (continued)


6. INCOME TAXES (continued)
   ------------------------

    The deferred tax asset at December 31, 1996 and 1995 consists of the following:
                                                               1996        1995
                                                              ------      ------
    Deferred tax assets:                                         (in thousands)
       Reserve for loan losses                                $ 823         853
       ORE write downs                                           38          38
                                                              ------      ------
                                                                861         891
    Deferred tax liability:
       Discount on investments                                 (258)       (128)
       Net unrealized appreciation on securities AFS            (39)       (123)
                                                              ------      ------
                                                               (297)       (251)
                                                              ------      ------
    Net deferred tax assets (based upon 34% tax rate)         $ 564         640
                                                              ======      ======

   Management has determined that no valuation allowance is necessary.

7. UNDIVIDED PROFITS
   -----------------
   At December 31, 1996 and 1995, the Bank's undivided profits were legally available for dividends. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional descretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's captial amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the Office of the Comptroller of Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed in the institutions category.

   The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                          To Be Well Capitalized
                                                                                Under Prompt
                                                       For Capital               Corrective
                                    Actual         Adequancy Purposes:       Action Provisions:
                               ---------------     -------------------   -----------------------
                                Amount   Ratio       Amount     Ratio         Amount       Ratio
                               -------   -----      -------     -----        -------       -----
As of December 31,1996:
  Total Captial                                    >           >             >            >
   (to Risk Weighted Assets)   $27,033   23.6%     = $9,328    = 8.0%        = $11,600    =10.0%
  Tier 1 Captial                                   >           >             >            >
   (to Risk Weighted Assets)   $25,576   22.3%     = $4,664    = 4.0%        = $ 6,996    = 6.0%
   Tier 1 Captial                                  >           >             >            >
   (to Average Assets)         $25,576   10.3%     = $9,932    = 3.0%        = $12,416    = 5.0%

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)


8.  RELATED PARTY TRANSACTIONS
    --------------------------
    At December 31, 1996 and 1995, certain officers, directors, or companies in which they have 10% or more beneficial ownership, were indebted to the Bank in the aggregate amount (in thousands) of $10,557 and $6,827, respectively. Deposits with the Bank from the above related parties amounted (in thousands) to $21,952 at December 31, 1996. Below is a summary of the activity for 1996 and 1995 (in thousands):
                                                                   1996     1995
                                                                -------   ------
    Beginning balance                                            $6,827    6,821
    Additional borrowings                                         9,669    1,786
    Repayments of borrowings                                      5,939    1,780
                                                                -------   ------
    Ending balance                                              $10,557    6,827
                                                                =======   ======

    The Bank is included in a consolidated federal tax return and records its liability to the parent, when applicable, for the tax benefits arising from the parent operating loss.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
    There are outstanding commitments and contingent liabilities on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding letters of credit (in thousands) amounted to $1,244 at December 31, 1996, and $2,688 at December 31, 1995. These commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

10. NOTE PAYABLE
    ------------
    The Company incurred debt to finance the purchase of its own common stock (treasury stock). A summary of the debt (in thousands) is detailed below:

                                                                     1996   1995
                                                                     ----   ----
    Bank One, interest at Chase Manhattan Bank prime,
        principal due $90 thousand per year; interest due
        semi-annually                                                $ 90    180
                                                                     ====   ====

    The debt is secured by 16,500 shares of stock in Minden Bank and Trust Company. The note will mature in 1997 with the remaining balance of $90,000 being paid.

11. TIME DEPOSITS
    -------------
    Time deposits (in thousands) of $100,000 or more amounted to $21,946 at December 31, 1996 and $17,726 at December 31, 1995. Maturities (in millions) over five years: $82,207 - 1997, $13,162 - 1998, $3,989 - 1999, $-0- - 2000,
    and $-0- - 2001.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)


12. ACQUISITION
    -----------
    The Bank completed its purchase of three branches of Hibernia National Bank in Shreveport, Louisiana as of March 24, 1995. Total assets acquired were approximately $35.4 million, consisting of (in millions) cash $13.7, loans $20.6 and fixed assets $1.1. Liabilities acquired were approximately $37.5 million consisting of deposits (in millions) of $35.9 and other liabilities of $1.6 million. The Bank paid approximately $2.1 million in excess of assets acquired and this amount was allocated to deposit based intangibles and is being amortized over 15 years. Amortization (in thousands) included in the income statement for 1996 and 1995 is $143 and $110 respectively. The deposit base intangible net of amortization is included in other assets.

    The Bank is in the process of acquiring First Federal Savings Bank (FFSB) in Shreveport, Louisiana. An agreement was signed on January 23, 1997 to acquire FFSB and the purchase is anticipated to be completed during the second quarter of 1997. FFSB has assets of $36.481 million and liabilities of $33.051 million.

    The Bank is paying $5,411,200 cash for FFSB and will account for the transaction as a purchase. The purchase price is $1,981,200 over book value. The purchase is anticipated to be funded out of current operations.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------
    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for its financial instruments.
    a. INVESTMENT SECURITIES
       The fair value of investment securities, except certain agency and state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain agency and state and municipal securities is not readily available through market sources other than dealer quota-tions, so fair value estimates are based on quoted market prices of simi-lar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying value and estimated fair value of investment securities at December 31, 1996 and 1995, are dis-closed in Note 3.
    b. LOANS
       Fair values are estimated for portfolios of loans that have similar financial characteristics. Loans are segregated by type and maturity. Each loan category is further segmented into fixed and adjustable rate interest terms.
       The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the company's historical exp-erience with repayments for each loan classification, modified, as re-quired, by an estimate of the effect of current economic and lending conditions. For purposes of estimating fair value, loans with a remain-ing maturity of three months or less and adjustable rate loans are as-sumed to be carried at approximate fair value due to repricing at current market rates.

       Fair value for significant nonperforming loans is based on recent exter-nal appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market inform-ation and specific borrower information. The following table presents information on loans (in thousands):

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
                                   (continued)


13. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
    -----------------------------------------------
                                                  1996               1995
                                          ------------------  ------------------
                                           Book    Estimated   Book    Estimated
                                           Value      Fair     Value      Fair
                                          (Gross)     Value   (Gross)     Value
                                          --------  --------  -------  ---------
     Loans                                $115,346   116,415   99,381    100,528
                                          ========  ========  =======  =========

    c. DEPOSIT LIABILITIES
       Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and interest-bearing transaction accounts is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of simi-lar remaining maturities. The following table presents information on deposits (in thousands):
                                                  1996               1995
                                          ------------------  ------------------
                                                   Estimated           Estimated
                                           Book       Fair     Book       Fair
                                           Value      Value    Value      Value
                                          --------  --------  -------  ---------
       Noninterest-bearing demand         $ 38,197    38,197   35,698     35,698
       Savings and
         interest-bearing demand            78,431    78,431   70,511     70,511
       Certificates of deposit              99,368    99,573   89,887     90,179
                                          --------  --------  -------  ---------
                                          $215,996   216,201  196,096    196,388
                                          ========  ========  =======  =========

    d. OTHER CATEGORIES OF FINANCIAL INSTRUMENTS
       The carrying amounts of cash and due from banks, federal funds sold, accrued interest receivable and payable, securities sold under agreements to repurchase, and note payable approximate fair value because of the short maturities or periodic repricing of these instruments.

    e. LIMITATIONS
       Fair value estimates are made at a specific point in time, based on re-levant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of particular financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experi-ence, current economic conditions, risk characteristics of various finan-cial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
       Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

14. OTHER REAL ESTATE
    -----------------
    Other real estate owned represents property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. Amounts are carried at the lower of cost of acquisition or the asset's fair value less estimated costs to sell. Reductions in the balance at the date of acquisition are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value are charged to noninterest expense. There were no allowances for possible write-downs at December 31, 1996 or 1995. The Bank implemented FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, in 1995. No significant change occurred due to this pronouncement as impaired loans are deemed immaterial and no specific reserve is allocated to them.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information as to the Directors and Executive Officers of the Registrant is shown under the caption "Information Concerning Directors and Nominees" on pages 3 through 6 of the Proxy Statement relating to the Annual meeting of shareholders to be held on April 8, 1997, and is incorporated by reference to this Report.

ITEM 10.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Directors Fees" on page 7 of the Proxy Statements relating to the Annual Meeting of Shareholders to be held on April 8, 1997, and the information set forth under the caption "Executive Compensation" on pages 8 and 9 of such Proxy Statement is incorporated by reference to this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Voting Securities and Principal Holders Thereof" on pages 2 and 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated by reference to this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Transactions and Relations with Directors and Associates and Affiliates of Directors" on page 10 of the Proxy Statement relating to the Annual meeting of Shareholders to be held on April 8, 1997, is incorporated by reference to this Report.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits listed below, as required by Item 601 of Regulation S-B, have been filed or are being filed as a part of this Report.


        Exhibit
        Number      Exhibit

        3 (i) Articles of Incorporation as amended, of the Registrant, filed on August 14, 1996, at Exhibit 3(I) to Form 10-QSB for the quarterly period ended June 30, 1996, is incorporated by reference

        3 (ii) By-Laws of the Registrant filed on May 14, 1996, at Exhibit 3(ii) to Form 10-QSB for the quarterly period ended March 31, 1996, is incorporated by reference

        4 (i) The instrument(s) defining the rights of holders of equity securities of the Registrant are the By-Laws listed at 3(ii) above.

        21      List of Subsidiaries

        27      Financial Data Schedule

     (b)  Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MINDEN BANCSHARES, INC.
                                              (Registrant)

March 28, 1997                             Jack E. Byrd, Jr.
                                           Director,
                                           President and Chief
                                           Executive Officer


Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Harry E. McInnis, Jr.                    James D. Madden
       Director and                             Director
       Chairman of the Board                    March 28, 1997
       March 28, 1997

       Don D. Moore                             S. Douglas Madden
       Director and Vice Chairman               Director
       of the Board                             March 28, 1997
       March 27, 1997

       John W. Montgomery                       R. Thad Andress
       Director                                 Director
       Secretary                                March 28, 1997
       March 28, 1997

       Joe E. Ratcliff                          Don L. Brice
       Director                                 Director
       March 28, 1997                           March 28, 1997

       Howard G. Spillers                       Dr. Edward D. Brown
       Director                                 Director
       March 28, 1997                           March 28, 1997

       Dr. Gary G. Daniel                       R. E. (Mike) Woodard, III
       Director                                 Director
       March 28, 1997                           March 28, 1997

       Hal K. Jackson                           Robert W. Hines, Jr.
       Director                                 Vice President and
       March 28, 1997                           Chief Financial Officer
                                                March 28, 1997


                             LIST OF SUBSIDIARIES


                                   EXHIBIT 21
                      Subsidiaries of Minden Bancshares, Inc.

                                                  State of
       Name                                         Incorporation

Minden Bank & Trust Company                            Louisiana

       Minden Bank & Trust Company, the only subsidiary of Minden Bancshares, Inc. is a wholly-owned subsidiary.


                             FINANCIAL DATA SCHEDULE


                                   EXHIBIT 27