Form 10QSB
period 1997-03-31
MINDEN BANCSHARES INC
filed 1997-05-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
     1997

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

                       280,549 as of April 30, 1997

     Transitional Small Business Disclosure Format (Check one):
         Yes ( )           No (X)


                         Page 1 of 25 Pages
                       Exhibit Index - Page 22


                            FORM 10-QSB


                                INDEX

PART I                                                     Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

                Consolidated Balance Sheets as of
                March 31, 1997 and December 31, 1996         4

                Consolidated Statements of Income for
                the Three Months Ended March 31, 1997
                and 1996                                     5

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31,
                1997, and 1996                               6

                Notes to Consolidated Financial
                Statements                                  7-8

Item 2.  Management's Discussion and Analysis               9-21


PART II

Item 6.  Exhibits and Reports on Form 8-K                    22

                    PART I - Financial Information
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1997 AND DECEMBER 31, 1996
                                      (UNAUDITED)


                                                             March     December
                                                             1997        1996
                        ASSETS
----------------------------------------- (in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                   $12,412     $14,907
  Federal Funds Sold                                         12,000       8,500
                                                            --------  ----------
        Total                                                24,412      23,407
                                                            --------  ----------
Securities:

  Held to Maturity                                           14,711      14,784
  Available for Sale                                         87,849      90,447
                                                           ---------  ----------
        Total                                               102,560     105,231
                                                           ---------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock         1,246       1,205
Loans, Less Allowance for Loan Losses of $3,306 and $3,306  117,227     112,040
Accrued Interest Receivable                                   2,392       2,178
Bank Premises and Equipment                                   3,077       3,093
Real Estate Owned Other Than Bank Premises                      252         217
Other Assets                                                  2,769       2,661
                                                           ---------  ----------
Total Assets                                               $253,935    $250,032
                                                           =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------
Liabilities:
-----------
  Deposits:
     Interest Bearing                                      $179,129    $177,799
     Noninterest Bearing                                     37,575      38,197
                                                           ---------  ----------
       Total Deposits                                       216,704     215,996

  Securities Sold Under Repurchase Agreement                  6,909       5,418
  Accrued Interest Payable                                      857         860
  Other Liabilities                                             916         132
  Note Payable                                                   90          90
                                                           ---------  ----------
       Total Liabilities                                    225,476     222,496
                                                           ---------  ----------
Stockholders' Equity:
--------------------
  Common Stock, par value $2.50 per share; 500,000
     shares authorized; 309,816 shares issued;
     280,549 and 280,549 shares outstanding                     775         775
  Additional Paid-In Capital                                 11,205      11,205
  Undivided Profits                                          17,992      16,778
  Net Unrealized Gain(Loss) on AFS Securities                  (216)         75
  Treasury Stock-At Cost                                     (1,297)     (1,297)
                                                           ---------  ----------
       Total Stockholders' Equity                            28,459      27,536
                                                           ---------  ----------
Total Liabilities and Stockholders' Equity                 $253,935    $250,032
                                                           =========  ==========
See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (UNAUDITED)


                                                               1997      1996
                                                             --------  --------
Interest Income:                          (in thousands, except per share data)
---------------
  Interest and Fees on Loans                                  $2,767    $2,475
  Securities:
     Held to Maturity (non-taxable)                              185       184
     Available for Sale                                        1,257     1,066
  Federal Funds Sold                                             224       279
  Federal Reserve Stock and Other                                 17        17
  Interest-Bearing Balances with Banks                            26        38
                                                             --------  --------
       Total Interest Income                                   4,476     4,059
                                                             --------  --------

Interest Expense:
----------------
  Savings and Interest-Bearing Demand Deposits                   557       502
  Time Deposits                                                1,287     1,197
  Securities Sold Under Repurchase Agreement and Other            68        69
                                                             --------  --------
       Total Interest Expense                                  1,912     1,768
                                                             --------  --------
       Net Interest Income                                     2,564     2,291
  Provision for Loan Losses                                        0         0
                                                             --------  --------
       Net Interest Income After Provision for Loan Losses     2,564     2,291
                                                             --------  --------
Other Income:
------------
  Service Charges                                                392       373
  Trust Department Fees                                            2        32
  Other Operating Income                                         159       150
                                                             --------  --------
        Total Other Income                                       553       555
                                                             --------  --------
Operating Expenses:
------------------
  Salaries and Employee Benefits                                 708       694
  Occupancy Expense                                               94       200
  Furniture and Equipment Expense                                 64        58
  Other Operating Expenses                                       368       307
  Capital Stock Taxes                                             81        36
  Stationery, Supplies and Printing                               39        38
                                                             --------  --------
       Total Operating Expense                                 1,354     1,333
                                                             --------  --------
Income Before Income Taxes                                     1,763     1,513
Income Taxes                                                     549       465
                                                             --------  --------
Net Income                                                    $1,214    $1,048
                                                             ========  ========
Earnings Per Share                                             $4.33     $3.74
                                                             ========  ========
Dividends Declared Per Share                                   $0.00     $0.00
                                                             ========  ========
See accompanying notes.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                              1997       1996
                                                            ---------  ---------

Cash Flows from Operating Activities:      (in thousands, except per share data)
------------------------------------
  Net Income                                                  $1,214     $1,048
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                                96         94
     (Gain) Loss on Sale of ORE                                    0          0
     (Increase) Decrease in Accrued Interest Receivable         (214)        40
     Write-down on Real Estate Owned Other than Bank Premises      0          0
     (Increase) Decrease in Other Assets                          (3)        10
     Increase (Decrease) in Accrued Interest Payable              (3)        50
     Increase (Decrease) in Other Liabilities                    784        817
                                                            ---------  ---------
       Total Adjustments                                         660      1,011
                                                            ---------  ---------
       Net Cash Provided (Used) by Operating Activities        1,874      2,059
                                                            ---------  ---------
Cash Flows from Investing Activities:
------------------------------------
  Proceeds from Sales and Maturities of Investment Securities 21,503      7,476
  Purchase of Investment Securities                          (19,314)   (13,744)
  Proceeds from Sales of ORE                                       0          0
  Purchase of Equipment                                          (35)       (32)
  Net (Increase) Decrease in Loans                            (5,222)    (5,985)
                                                            ---------  ---------
       Net Cash (Used) by Investing Activities                (3,068)   (12,285)
                                                            ---------  ---------
Cash Flows from Financing Activities:
------------------------------------
  Dividends Paid                                                   0          0
  Net Increase (Decrease) in Noninterest Bearing Deposits       (622)     2,170
  Net Increase (Decrease) in Interest-Bearing Deposits         1,330      6,975
  Net Increase (Decrease) in Securities Sold Under
    Repurchase Agreements                                      1,491       (431)
  Purchase of Treasury Stock                                       0          0
                                                            ---------  ---------
       Net Cash Provided by Financing Activities               2,199      8,714
                                                            ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents           1,005     (1,512)
Cash and Cash Equivalents at Beginning of Period              23,407     32,621
                                                            ---------  ---------
Cash and Cash Equivalents at End of Period                   $24,412    $31,109
                                                            =========  =========
Cash Payments:  Interest                                      $1,915     $1,718
                                                            =========  =========
                Income Taxes                                      $0         $0
                                                            =========  =========
See accompanying notes.


                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                           March 31, 1997




1.  Basis of Presentation

     The unaudited interim consolidated financial statements of Minden Bancshares, Inc. and subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information.

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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At March 31, 1997, the fair market value of securities available for sale was $327,000 less than amortized cost and at December 31, 1996, the fair market value was $114,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discount. The amortized cost and estimated market value of securities held to maturity at March 31, 1997, and December 31, 1996, are as follows:


                            Securities Held to Maturity
                            ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                      -----  ----------   ----------  --------

March 31, 1997      $14,711       $178         $80     $14,809
December 31, 1996    14,784        203          72      14,915


4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the first quarters, 1997, and 1996, were 280,549 and 280,658 respectively.

                  MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   QUARTERLY CONSOLIDATED INCOME SUMMARY
                       AND SELECTED FINANCIAL DATA
              (in thousands, except per share and ratio data)

                                                 Three Months Ended
                                          March 31   December 31  March 31
                                            1997         1996       1996
                                          ---------  -----------  ---------
Interest income                             $4,476       $4,532     $4,059
Interest expense                             1,912        1,925      1,768
                                          ---------  -----------  ---------
  Net interest income                        2,564        2,607      2,291
Provision for possible loan losses               0            0          0
                                          ---------  -----------  ---------
  Net interest income after provision        2,564        2,607      2,291
Noninterest income                             553          592        555
Noninterest expense                          1,354        1,401      1,333
                                          ---------  -----------  ---------
  Income before taxes                        1,763        1,798      1,513
Income tax expense                             549          563        465
                                          ---------  -----------  ---------
  Net Income                                $1,214       $1,235     $1,048
                                          =========  ===========  =========
Earnings per share <F1>                      $4.33        $4.40      $3.74
Dividends declared per share                 $0.00        $2.65      $0.00
Average shares outstanding                   280.5        280.5      280.7
Book value per share                       $101.44       $98.15     $88.47

Selected Quarter End Balances:
Loans                                     $120,532     $115,346   $105,375
Deposits                                   216,704      215,996    205,241
Debt                                         6,999        5,508      5,551
Equity                                      28,459       27,536     24,829
Total Assets                               253,935      250,032    237,412

Selected Average Balances:
Loans                                     $116,766     $113,788   $100,151
Deposits                                   216,399      215,741    196,271
Debt                                         6,182        5,695      6,257
Equity                                      28,121       27,226     24,669
Total Assets                               252,074      250,681    228,468

Selected Ratios (%)
Return on average assets                      1.95%        1.95%      1.84%
Return on average equity                     17.51%       18.00%     17.04%
Net interest margin (taxable equivalent)      4.54%        4.53%      4.45%
Tier 1 risk-based capital                    22.11%       22.25%     16.18%
Total risk-based capital                     23.38%       23.52%     17.44%
Leverage                                     10.71%       10.26%      9.96%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the respective period


              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Company's first quarter 1997 net income totaled $1,214 thousand, ($4.33 per share) up 16 percent from $1,048 thousand ($3.74 per share) in the first quarter, 1996 and down 2 percent from $1,235 thousand ($4.40 per share) in the fourth quarter, 1996.

     The return on average assets was 1.95 percent for the first quarter, 1997, up 6 percent from the first quarter, 1996 of 1.84 percent and equaled the fourth quarter, 1996 of 1.95 percent.

     The return on average equity was 17.51 percent for the first quarter, 1997, an increase of 3 percent over the first quarter, 1996 of 17.04 percent and a 3 percent decrease from the fourth quarter, 1996 of 18.00 percent.

     The 1997 first quarter earnings benefited from a 12 percent increase in net interest income and was detrimented by less than 1 percent decrease in other income and a 17 percent increase in noninterest expense when compared to the 1996 first quarter. The 1997 first quarter earnings were detrimented by a 2 percent decrease in net interest income and a 7 percent decrease in noninterest income and benefited from a 2 percent decrease in noninterest expense when compared to the 1996 fourth quarter.

     Total assets at March 31, 1997 increased to $253,935 thousand, up 7 percent from a year ago and up 2 percent from December 31, 1996.

RESULTS OF OPERATIONS

    Net Interest Income

     The Company's net interest income for the 1997 first quarter was $2,564 thousand, an increase of 12% from $2,291 thousand in the 1996 first quarter, and a decrease of 2 percent from $2,607 thousand in the fourth quarter, 1996. Increases in loan volume and investment securities with decreases in federal funds sold and increased deposit volume have contributed to the increase in net interest income for the first quarter of 1997 over 1996.

    Average Interest-Earning Assets

     Average interest-earning assets were $235,440 thousand for the 1997 first quarter, $22,533 thousand higher than the 1996 first quarter of $212,907 thousand. Average loans increased by $16,616 thousand and average investment securities increased by $11,145 thousand (at amortized cost) during the first quarter, 1997 over the first quarter, 1996 while the average Federal funds sold decreased by $4,370 thousand thereby placing the net asset and deposit growth into higher earning assets.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1997 first quarter were $185,114 thousand, compared to $168,902 thousand for the same period last year. Average time deposits for the 1997 first quarter were $100,251 thousand, an increase of $8,460 thousand over the same period last year and average savings and interest-bearing demand deposits for the 1997 first quarter were $78,681 thousand, an increase of $7,827 thousand over the same period last year. Average securities sold under agreements to repurchase averaged $6,092 thousand during the first quarter, 1997, an increase of $15 thousand from the first quarter, 1996.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.54% in the first quarter of 1997, an increase of 9 basis points from 4.45% in the same period last year. The major contributing factor has been the restructuring of interest earning assets discussed above.

     Management expects that the net yield on earning assets will remain constant or decrease modestly during the balance of 1997.

PROVISION FOR LOAN LOSSES

     The Company made no provision for loan losses in the 1997 first quarter or the 1996 first quarter. Management does not anticipate any provision for loan losses during 1997. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowance for loan losses appears on pages 13-16.


OTHER INCOME

                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                    1997       1996       1996
(in thousands)                   ========= ============ =========

Service Charges                    $392        $420        $373
Trust Fees                            2           1          32
Insurance Commissions                77          81          67
Other Operating Income               82          90          83
                                  ------      ------      ------
    Total Other Income             $553        $592        $555
                                  ======      ======      ======

     Other income for the 1997 first quarter was $553 thousand, down from $555 thousand for the same period last year, and down from $592 thousand for the fourth quarter, 1996. The increase in service charges are the result of increased fees for banking services along with volume increases. The trust fees in the first quarter, 1996 included the annual fee and additional fee for the distribution of the Bank's largest trust account.

OPERATING EXPENSES
                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                   1997        1996       1996
(in thousands)                   ========= ============= ========

Salaries and Employee Benefits     $708        $697        $694
Occupancy Expense                    94         103         200
Furniture and Equipment Expense      64          56          58
Other Operating Expenses            368         364         307
Capital Stock Tax                    81          97          36
Stationery, Supplies and Printing    39          84          38
                                 -------     -------     -------
    Total Operating Expenses     $1,354      $1,401      $1,333
                                 =======     =======     =======


     Operating expenses for the 1997 first quarter were $1,354 thousand, up from $1,333 thousand in the 1996 first quarter, and down from $1,401 thousand in the fourth quarter, 1996.

     Salaries and employee benefits in the 1997 first quarter were $708 thousand, compared to $694 thousand in the same period last year and $697 thousand in the fourth quarter, 1996. The increase over the first quarter last year was primarily the result of salary increases.

     Occupancy expense for the 1997 first quarter was $94 thousand as compared to $200 thousand for the same period last year and $103 thousand for the fourth quarter, 1996. The decrease in occupancy expense in the first quarter, 1997 from 1996 is due to replacement of air conditioning system at the main office in the first quarter, 1996.

     Other operating expenses were $368 thousand for the 1997 first quarter as compared to $307 thousand for the same period last year and $364 thousand in the fourth quarter, 1996. Other operating expenses in the fourth quarter, 1996 and the first quarter, 1997 include costs pertaining to the evaluation of and actions toward the acquisition of First Federal Savings Bank in Shreveport, Louisiana which should be completed in the 1997 second quarter.

     Capital stock tax which is the assessment on shareholders equity under the advalorem tax program in the state of Louisiana increased significantly in 1996. Inadequate provision was made in the first quarter, 1996 resulting in increased provision in the latter months of 1996. The 1997 provision reflects anticipated increase for 1997.

     The fourth quarter, 1996 stationery, supplies and printing amount reflects major orders of forms for the upcoming year.

INCOME TAXES

     In the 1997 first quarter, the Company recorded income tax expense of $549 thousand, compared to $465 thousand for the same period last year.

     The effective tax rate was 31.1% for the 1997 first quarter and 30.7% for the 1996 first quarter. The effective tax rates in 1997 and 1996 reflect change in composition of the Company's pre-tax income, primarily tax-exempt income.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October of 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for transactions entered into after December 15, 1995. SFAS 123 establishes a fair value method of accounting for stock-based compensation plans. It encourages entities to adopt the fair value method of accounting but permits the continued usage of APB No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock that are appropriate for APB
No. 25 reporting. Since the options granted under the "Stock Incentive Plan" are appropriate for APB No. 25 reporting, management will continue to utilize APB No. 25 accounting which will not affect operations or earnings. There are pro forma disclosure requirements under SFAS 123 regarding earnings per share computations should those amounts become material.

     In June of 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, effective for transactions occurring after December 31, 1996. SFAS 125 provides for fair value accounting for assets transferred with the retention of some right(s) of ownership and for liabilities disposed of for which all liabilities are not extinguished until a later date. Any application of SFAS 125 will be immaterial in the Bank's current operations and will not require accounting acknowledgment or disclosure.

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $120,532 thousand at March 31, 1997 as compared to $115,346 thousand at December 31, 1996 and $105,375 thousand at March 31, 1996. The increases over both prior periods have been due to increased loan demand.

     The following table sets forth the loan classifications at March
31, 1997, December 31, 1996 and March 31, 1996:
                                          --------------------------------
                                           March 31,   Dec 31,   March 31,
(in thousands)                                1997       1996       1996
                                           ---------  ---------  ---------
Commercial, Financial & Agricultural Loans  $31,568    $31,567    $27,664
Construction Loans Secured by Real Estate     3,525      3,381      2,962
Other Loans Secured by Real Estate           64,587     60,025     56,682
Installment and Single Payment Loans         18,569     18,143     15,981
Other Loans                                   2,398      2,368      2,334
                                           ---------  ---------  ---------
    Total Loans                             120,647    115,484    105,623
Less Unearned Discount                          114        138        248
                                           ---------  ---------  ---------
    Total Loans net of Unearned Discount   $120,533   $115,346   $105,375
                                           =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at March 31, 1997, December 31, 1996 and March 31, 1996:

                                         ----------------------------
                                         March 31, Dec. 31, March 31,
                                            1997     1996     1996
(in thousands)                           --------- -------- ---------

Non-Accrual Loans                           $332      $355      $341
Past-Due Loans                               317       510       305
Restructured Loans                             0         0        60
                                            -----   -------   -------
    Total Non-performing Loans               649       865       706
Other Real Estate Owned                      252       217       376
                                            -----   -------   -------
    Total Non-performing Assets             $901    $1,082    $1,082
                                            =====   =======   =======

     In addition to the nonperforming loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of March 31, 1997, these loans totaled $425 thousand as compared to $219 thousand a year ago and $501 thousand at December 31, 1996.

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

     Non-accrual loans are returned to accrual status only when they are brought fully current with respect to interest and principal and management estimates the loans to be fully collectible as to interest and principal. Interest income on non-accrual loans which would have reported on an accrual basis would have amounted to $9 thousand for the 1997 first quarter and $10 thousand for the 1996 first quarter. There was no interest income on restructured loans included in net income for the 1997 first quarter as compared to $2 thousand for the 1996 first quarter.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended March 31, 1997, and 1996.

                                      First Quarter
                                -------------------------
                                      1997      1996
(in thousands)                  ------------ ------------

Balance at Beginning of Period      $3,306      $3,396

Charge-Offs
  Commercial, Financial, Agricultural    0           5
  Real Estate - Construction             0           0
  Real Estate - Mortgage                32           0
  Installment Loans to Individuals      35          21
                                    -------     -------
     Total                              67          26

Recoveries
  Commercial, Financial, Agricultural    0           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                56          22
  Installment Loans to Individuals      11          14
                                    -------     -------
    Total                               67          36
                                    -------     -------
Net Recoveries(Charge-Offs)              0          10
Additions Charged to Operations          0           0
                                    -------     -------
Balance at End of Period            $3,306      $3,406
                                    =======     =======


     The following table reflects the allowance coverage ratios at March 31, 1997, December 31, 1996 and March 31, 1996.

                                    March 31, Dec 31, March 31,
For the Quarter Ended:                1997     1996     1996
                                    -------- -------- --------
Allowance for Loan Losses to:
  Loans at Period-End                 2.74%     2.87%    3.23%
  Average Loans                       2.83%     2.91%    3.40%
  Non-performing Loans              509.40%   382.20%  482.44%
  Non-performing Assets             366.93%   305.55%  314.79%

Total Net Charge-Offs (annualized) to:
  Loans at Period-End                 0.00%     0.04%   (0.01%)
  Average Loans                       0.00%     0.04%   (0.01%)
  Allowance for Loan Losses           0.00%     1.40%   (0.29%)

     Management deems its allowance for loan losses at March 31, 1997, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.

CAPITAL

     Total stockholders' equity at March 31, 1997, was $28,459 thousand, up from $27,536 thousand at December 31, 1996 and $24,829 thousand at March 31, 1996. Stockholders' equity at March 31, 1997, reflects negative impact of $216 thousand for net unrealized gains on securities available for sale as compared to positive impacts of $75 thousand at December 31, 1996 and $10 thousand at March 31, 1996.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At March 31, 1997, the Company's Tier 1 Capital to risk-weighted assets ratio was 22.11% and the Total Capital to risk-weighted assets ratio was 23.38%.

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


                         Capital and Ratios

                                    March 31,  Dec 31,   March 31,
                                       1997     1996      1996
(in thousands), except ratios        --------  -------   --------

Tier 1 Capital
  Common Stockholders' Equity        $26,793   $25,534   $22,756
Tier 2 Capital
  Reserve for Possible Loan Losses     1,537     1,457     1,778
                                     --------  --------  --------

  Total Qualifying Capital           $28,330   $26,991   $24,534
                                     ========  ========  ========

Risk Weighted Assets                $121,188  $114,750  $140,649

Tier 1 Capital Ratio                   22.11%    22.25%    16.18%
Total Capital Ratio                    23.38%    23.52%    17.44%
Tier 1 Leverage Ratio                  10.71%    10.26%     9.96%


    Common Stock Dividends

     For the first quarters of 1997 and 1996, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 53.96% during the 1997 first quarter and 51.03% during the 1996 first quarter. Cash on hand and due from banks averaged $13,887 thousand in the 1997 first quarter and $12,862 thousand in the 1996 first quarter. Federal Funds sold averaged $16,789 thousand in the 1997 first quarter and $21,159 thousand in the 1996 first quarter.

     At March 31, 1997, investment securities, at amortized cost, totaled $104,133 thousand, of which $53,329 thousand or 51.21% mature or reprice within one year, $43,486 thousand mature or reprice within two to five years, and $7,318 thousand mature in over five years.
The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

    Other

     In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act provided for recapitalization of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of which the Bank is a member and substantially revised statutory provisions, including capital standards. FDICIA provided insurance rate structure which provides lower rates for stronger capitalized banks and banks with higher supervisory ratings. The BIF became fully funded in 1995 and the SAIF became fully funded in 1996 thereby reducing BIF and SAIF FDIC premiums.

     Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.04% for the highest rated banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assessment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposit Insurance Funds Act of 1996 ("Funds") reduced the rates to 0.0% for the healthiest banks to 0.27% for the weakest Oakar SAIF banks. Also, effective October 1, 1996, under the Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF are at the annual rate of 0.1296% for 1997 and 0.648% under SAIF for 1997. Minden Bank has $4,469,000 of deposits in 1997 insured under SAIF as the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Net Interest Income and Average Balances
                   Three Months Ended March 31, 1997 and 1996
                                   (Thousands)

                                        1997                      1996
                              ------------------------  ------------------------
                               Average            Rate  Average             Rate
                               Balance  Interest  <F2>  Balance   Interest  <F2>
                              --------- -------- -----  --------- -------- -----
ASSETS
Interest Bearing Balances
   Due from Banks               $2,111      $26  4.99%    $2,969      $38  5.13%
Federal Funds Sold              16,789      224  5.41%    21,159      279  5.29%
Investment Securities <F3>      98,565    1,515  6.23%    87,578    1,322  6.05%
Federal Reserve Bank/ Federal
   Home Loan Bank Stocks         1,209       17  5.70%     1,051       17  6.49%
Loans                          116,766    2,767  9.61%   100,150    2,475  9.91%
                              --------- --------        --------- --------
     Total Interest-
       Earning Assets          235,440   $4,549  7.84%   212,907   $4,131  7.78%

Allowance for Loan Losses       (3,325)                   (3,416)
Cash and Due from Banks         11,776                     9,893
Other Assets <F3>                8,154                     8,774
                              ---------                 ---------
     Total Assets             $252,045                  $228,158
                              =========                 =========
LIABILITIES

Deposits                      $178,932   $1,844  4.18%  $162,645   $1,699  4.19%
Securities Sold Under
   Repurchase Agreements         6,092       66  4.39%     6,077       65  4.29%
Long-Term Debt                      90        2  9.01%       180        4  8.91%
                              --------- --------        --------- --------
     Total Interest-
       Bearing Liabilities     185,114   $1,912  4.19%   168,902   $1,768  4.20%


Demand Deposits                 37,466                    33,626
Other Liabilities                1,344                     1,271
                              ---------                 ---------
     Total Liabilities         223,924                   203,799
                              ---------                 ---------

STOCKHOLDERS' EQUITY
Common Stockholders'            28,121                    24,359
   Equity <F3>                ---------                 ---------

     Total Liabilities and
       Stockholders' Equity   $252,045                  $228,158
                              =========                 =========

SPREAD ON INTEREST-BEARING FUNDS                 3.65%                     3.58%

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS       $2,637  4.54%             $2,363  4.45%
                                        ======== =====            ======== =====
<F2>  All rates are annualized
<F3>  Based upon amortized cost of investment securities


                             PART II
                             -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (1)  11  Computation of earnings per share

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


                          MINDEN BANCSHARES, INC.



May 9, 1997           BY:s/ Jack E. Byrd, Jr.
                          ------------------------
                          Jack E. Byrd, Jr.
                          President and CEO


May 9, 1997           BY:s/ Robert W. Hines, Jr.
                          ------------------------
                          Robert W. Hines, Jr.
                          Vice-President and
                          Chief Financial Officer