Form 10QSB
period 1997-06-30
MINDEN BANCSHARES INC
filed 1997-08-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1997

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

                  280,511 as of July 31, 1997

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 38 Pages
                         Exhibit Index - 25


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996          4

               Consolidated Statements of Income for
               the Three Months and Six Months
               Ended June 30, 1997 and 1996                 5


               Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 1997,
               and 1996                                     6

               Notes to Consolidated Financial            7-8
               Statements

Item 2.  Management's Discussion and Analysis            9-24

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               25

Item 6.  Exhibits and Reports on Form 8-K                  25


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1997 AND DECEMBER 31, 1996
                                            (UNAUDITED)
                                                                     June     December
                              ASSETS                                 1997       1996
      -------------------------------------------(in thousands, except per share data)
      Cash and Cash Equivalents:
        Cash and Due From Banks                                     $20,425    $14,907
        Federal Funds Sold                                           20,200      8,500
                                                                   ---------  ---------
              Total                                                  40,625     23,407
                                                                   ---------  ---------
      Securities:

        Held to Maturity                                             14,646     14,784
        Available for Sale                                           89,098     90,447
                                                                   ---------  ---------
             Total                                                  103,744    105,231
                                                                   ---------  ---------

      Federal Reserve Bank and Federal Home Loan Bank Stock           1,261      1,205
      Loans, Less Allowance for Loan Losses of $3,596 and $3,306    131,838    112,040
      Accrued Interest Receivable                                     2,489      2,178
      Bank Premises and Equipment                                     3,274      3,093
      Real Estate Owned Other Than Bank Premises                        260        217
      Other Assets                                                    4,532      2,661
                                                                   ---------  ---------
      Total Assets                                                 $288,023   $250,032
                                                                   =========  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------------------------
      Liabilities:
      -----------
        Deposits:
           Demand                                                   $41,257    $38,197
           Savings and Interest-Bearing Demand                       77,483     78,440
           Time                                                     130,247     99,359
                                                                   ---------  ---------
             Total Deposits                                         248,987    215,996

        Securities Sold Under Repurchase Agreement                    7,193      5,418
        Accrued Interest Payable                                        995        860
        Other Liabilities                                               942        132
        Note Payable                                                     90         90
                                                                   ---------  ---------
             Total Liabilities                                      258,207    222,496
                                                                   ---------  ---------
      Stockholders' Equity:
      --------------------
        Common Stock, par value $2.50 per share; 500,000
           shares authorized; 309,816 shares issued;
           280,511 and 280,549 shares outstanding                       775        775
        Additional Paid-In Capital                                   11,205     11,205
        Undivided Profits                                            19,013     16,778
        Net Unrealized Gain (Loss) on Available for Sale Securities     123         75
        Treasury Stock-At Cost                                       (1,300)    (1,297)
                                                                   ---------  ---------
             Total Stockholders' Equity                              29,816     27,536
                                                                   ---------  ---------
      Total Liabilities and Stockholders' Equity                   $288,023   $250,032
                                                                   =========  =========
      See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                        (UNAUDITED)
                                                            Three Months          Six Months
                                                            Ended June 30        Ended June 30
                                                          ==================  ===================
                                                            1997      1996      1997      1996
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,051    $2,542    $5,818     $5,016
      Securities:
         Held to Maturity (non-taxable)                       188       186       373        370
         Available for Sale                                 1,343     1,191     2,600      2,257
      Federal Funds Sold                                      233       256       456        535
      Federal Reserve Stock and Other                          23        17        41         35
      Interest-Bearing Balances with Banks                     56        20        82         58
                                                          --------  --------  --------  ---------
           Total Interest Income                            4,894     4,212     9,370      8,271
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            561       527     1,118      1,029
      Time Deposits                                         1,492     1,226     2,779      2,423
      Securities Sold Under Repurchase Agreement and Other     73        76       138        144
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,126     1,829     4,035      3,596
                                                          --------  --------  --------  ---------
           Net Interest Income                              2,768     2,383     5,335      4,675
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        2,768     2,383     5,335      4,675
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         398       375       789        747
      Trust Department Fees                                     5         3         7         35
      Other Operating Income                                  162       128       322        279
                                                          --------  --------  --------  ---------
            Total Other Income                                565       506     1,118      1,061
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          756       698     1,468      1,392
      Occupancy Expense                                       103        88       196        288
      Furniture and Equipment Expense                          72        55       136        113
      Other Operating Expenses                                608       399     1,095        781
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,539     1,240     2,895      2,574
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              1,794     1,649     3,558      3,162
    Income Taxes                                              562       509     1,112        974
                                                          --------  --------  --------  ---------
    Net Income                                             $1,232    $1,140    $2,446     $2,188
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $4.39     $4.06     $8.72      $7.80
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.75     $0.65     $0.75      $0.65
                                                          ========  ========  ========  =========
    See accompanying notes.

                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                               (UNAUDITED)

                                                                          ====================
                                                                            1997       1996
                                                                          ---------  ---------
            Cash Flows from Operating Activities:        (in thousands, except per share data)
            ------------------------------------
              Net Income                                                    $2,446     $2,188
              Adjustments to Reconcile Net Income to Net Cash
                Provided by Operating Activities:
                 Depreciation and Amortization                                 190        169
                 (Gain) Loss on Sale of ORE                                      0         (5)
                 (Increase) Decrease in Accrued Interest Receivable           (311)      (349)
                 Acquisition of Goodwill                                    (1,872)         0
                 (Increase) Decrease in Other Assets                          (106)        33
                 Increase (Decrease) in Accrued Interest Payable               135         73
                 Increase (Decrease) in Other Liabilities                      810        417
                                                                          ---------  ---------
                   Total Adjustments                                        (1,154)       338
                                                                          ---------  ---------
                   Net Cash Provided (Used) by Operating Activities          1,292      2,526

            Cash Flows from Investing Activities:
            ------------------------------------
              Proceeds from Sales and Maturities of Investment Securities   28,735     28,110
              Purchase of Investment Securities                            (27,231)   (38,713)
              Proceeds from Sales of ORE                                         0         14
              Purchase of First Federal Savings Bank-property                 (175)         0
              Purchase of Equipment                                           (114)       (75)
              Net (Increase) Decrease in Loans                             (19,841)   (10,537)
                                                                          ---------  ---------
                   Net Cash (Used) by Investing Activities                 (18,626)   (21,201)

            Cash Flows from Financing Activities:
            ------------------------------------
              Dividends Paid                                                  (211)      (183)
              Net Increase (Decrease) in Demand Deposits                     3,060     (1,475)
              Net Increase (Decrease) in Savings and Interest-Bearing
                Demand Deposits                                               (957)     4,841
              Net Increase (Decrease) in Time Deposits                      30,888      5,626
              Net Increase (Decrease) in Securities Sold Under
                Repurchase Agreements                                        1,775      1,811
              Purchase of Treasury Stock                                        (3)        (3)
                                                                          ---------  ---------
                   Net Cash Provided by Financing Activities                34,552     10,617
                                                                          ---------  ---------
            Net Increase (Decrease) in Cash and Cash Equivalents            17,218     (8,058)
            Cash and Cash Equivalents at Beginning of Period                23,407     32,621
                                                                          ---------  ---------
            Cash and Cash Equivalents at End of Period                     $40,625    $24,563
                                                                          =========  =========
            Cash Payments:  Interest                                        $3,900     $3,515
                                                                          =========  =========
                            Income Taxes                                    $1,068       $943
                                                                          =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                            June 30, 1997



1.  Basis of Presentation

     The unaudited interim consolidated financial statements of Minden Bancshares, Inc. and subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information except as described below:

     On May 21, 1997, Minden Bank & Trust Company ("Minden Bank"), wholly owned subsidiary of Minden Bancshares, Inc. ("the Company"), acquired all of the outstanding shares of First Federal Savings Bank ("First Federal")in Shreveport, Louisiana, and merged it into itself. First Federal's stockholders' equity was $3,539,000 on the date of acquisition and Minden Bank paid $5,411,000 resulting in $1,872,000 of goodwill being recorded. The acquisition was recorded under the "Purchase Method" and the entries recording the purchase are summarized as follows:

                    ASSETS ACQUIRED       ($Thousands)

               Cash and due from banks       $ 2,931
               Investment securities-AFS      17,622
               Net loans                      14,487
               Facilities and equipment          232
               Other assets                       17
               Goodwill                        1,872
                                             --------
                    Total Assets              37,161
                                             --------
                    LIABILITIES ACQUIRED

               Non-interest bearing deposits     148
               Interest bearing deposits      31,505
                                             --------
                    Total Deposits            31,653
               Other liabilities                  97
                                             --------
                    Total Liabilities         31,750
                                             --------

               Net Cash Payment              $ 5,411
                                             ========

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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At June 30, 1997, the fair market value of securities available for sale was $186,000 more than amortized cost and at December 31, 1996, the fair market value was $114,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted
for the amortization of premiums and accretion of discount.   The
amortized cost and estimated market value of securities held to maturity at June 30, 1997 and December 31, 1996, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                      -----  ----------   ----------  --------

June 30, 1997        14,646      344          22       14,968
December 31, 1996    14,784      203          72       14,915



4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the second quarter, 1997, and 1996, were 280,530 and 280,642 respectively, and for the first six months of 1997 and 1996, were 280,540 and 280,647 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                           Three Months Ended     Six Months Ended
                                          June 30      June 30    June 30     June 30
                                            1997         1996       1997        1996

  Interest income                           $4,894       $4,212     $9,370      $8,271
  Interest expense                           2,126        1,829      4,035       3,596
                                          ---------  -----------  ---------  ----------
    Net interest income                      2,768        2,383      5,335       4,675
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      2,768        2,383      5,335       4,675
  Noninterest income                           565          506      1,118       1,061
  Noninterest expense                        1,539        1,240      2,895       2,574
                                          ---------  -----------  ---------  ----------
    Income before taxes                      1,794        1,649      3,558       3,162
  Income tax expense                           562          509      1,112         974
                                          ---------  -----------  ---------  ----------
    Net income                              $1,232       $1,140     $2,446      $2,188
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $4.39        $4.06      $8.72       $7.80
  Dividends declared per share               $0.75        $0.65      $0.75       $0.65
  Average shares outstanding                 280.5        280.6      280.5       280.6
  Book value per share                     $106.28       $90.68    $106.28      $90.68

  Selected Quarter End Balances:
  Loans                                   $l35,434     $109,874
  Deposits                                 248,987      205,088
  Debt                                       7,193        7,613
  Equity                                    29,816       25,448
  Total Assets                             288,023      239,743

  Selected Average Balances:
  Loans                                    126,669      107,056    121,745     103,604
  Deposits                                 232,301      206,713    224,394     201,489
  Debt                                       6,961        7,211      6,619       6,734
  Equity                                    29,276       25,343     28,701      24,854
  Total Assets                             270,372      240,867    261,258     234,512

  Selected Ratios (%)
  Return on average assets                    1.83%        1.90%      1.89%       1.87%
  Return on average equity                   16.88%       18.04%     17.19%      17.66%
  Net interest margin (taxable equivalent)    4.47%        4.37%      4.50%       4.41%
  Tier 1 risk-based capital                  19.39%       21.37%
  Total risk based capital                   20.71%       22.64%
  Tier 1 Leverage                             9.75%        9.95%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's second quarter 1997 net income totalled $1,232 thousand, ($4.39 per share) up 8 percent from $1,140 thousand ($4.06 per share) in the second quarter, 1996. For the first six months of 1997, net income was $2,446 thousand ($8.72 per share) up 12% from $2,188 thousand ($7.80 per share) in the first half of 1996.

     The return on average assets was 1.83 percent for the second quarter, 1997, a decrease of 4 percent from the second quarter, 1996 of 1.90 percent. For the first six months of 1997, the return on average assets was 1.89% as compared to 1.87% for the same period last year.

     The return on average equity was 16.88 percent for the second quarter, 1997, a decrease of 6 percent from the second quarter, 1996 of 18.04 percent. For the first six months of 1997, the return on average equity was 17.19% as compared to 17.66% in the prior year.

     The 1997 second quarter earnings benefited from a 16 percent increase in net interest income and a 12 percent increase in noninterest income while being detrimented by a 24 percent decrease in noninterest expense when compared to the 1996 second quarter. The first six months of 1997 earnings benefited from a 14 percent increase in net interest income over the prior year period, a 5 percent increase in noninterest income while being detri-mented by 12 percent increase in noninterest expense.

     Total assets at June 30, 1997 increased to 288,023 thousand, up 20 per-cent from a year ago and up 15 percent from December 31, 1996.

     The consolidated income and expenses of the Company for 1997 have been affected by the acquisition of First Federal Savings Bank and its merger into Minden Bank on May 21, 1997.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                          Second Quarter        Six Months
                                          --------------------------------------------
                                            1997       1996       1997       1996
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $4,894     $4,212     $9,370     $8,271
    Total Interest Expense                   2,126      1,829      4,035      3,596
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      2,768      2,383      5,335      4,675
    Taxable-Equivalent Adjustment
      to Interest Income                        73         72        145        144
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $2,841     $2,455     $5,480     $4,819
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $255,167   $225,332   $245,349   $219,120
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $199,702   $175,813   $192,448   $172,357
      Interest-Free Funds                   55,465     49,519     52,901     46,763
                                          ---------  ---------  ---------  ---------
    Total Investible Funds                $255,167   $225,332   $245,349   $219,120
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.81%      7.63%      7.82%      7.70%
      Interest-Bearing Liabilities            4.27%      4.17%      4.23%      4.18%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.54%      3.46%      3.59%      3.52%
    Contribution of Interest-Free Funds       0.93%      0.91%      0.91%      0.89%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.47%      4.37%      4.50%      4.41%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the Statement of
      Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a negative
      $295 thousand for the second quarter, 1997, and $126 thousand negative for the first six months, 1997, as compared to a negative $53 thousand for the second quarter, 1996, and a positive $208 thousand for the first six months of 1996.

   Net Interest Income

     The Company's net interest income for the 1997 second quarter was $2,768 thousand, an increase of 16% from $2,383 thousand in the 1996 second quarter, and an increase of 8 percent from $2,564 thousand in the first quarter, 1997. Net interest income for the first half of 1997 was $5,335, an increase of 14 percent over the first half, 1996 of $4,675 thousand. The acquisition of First Federal on May 21, 1997 and increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1997 over 1996.

    Average Interest-Earning Assets

     Average interest-earning assets were $255,167 thousand for the 1997 second quarter, $29,835 thousand higher than the 1996 second quarter. For the first half of 1997, interest-earning assets averaged $245,349 thousand, an increase of 12 percent over the prior year of $219,120 thousand. Average loans increased by $19,613 thousand, during the second quarter, 1997, over the prior year, and by $18,141 thousand in the first half, 1997 over the first half, 1996. Average investment securities increased by $8,222 during the second quarter, 1997 over the prior year and by $9,621 during the first 6 months, 1997 over 1996. During the second quarter, 1997, average Federal funds sold decreased by $2,356 thousand from the prior year and decreased by $3,362 thousand in the first half, 1997 from the prior year period. Average interest bearing balances due from banks increased by $4,356 thousand in the second quarter, 1997 over the same period last year and increased by $1,750 in the first half, 1997 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1997 second quarter were $199,702 thousand, compared to $175,813 thousand for the same period last year, a 14 percent increase, and were $192,448 for the first half of 1997 as compared to $172,357 for the prior year, a 15 percent increase. Average time deposits for the 1997 second quarter were $114,095, an increase of $19,385 thousand over the same period last year, an increase of 20 percent, and average time deposits for the first half, 1997 were $107,211 thousand as compared to $93,250 thousand in the prior year, an increase of 15 percent. Average savings and interest-bearing demand deposits for the 1997 second quarter were $78,556 thousand, an increase of $4,664 thousand over the same period last year, an increase of 6 percent, and were $78,618 thousand in the first half, 1997 as compared to $72,373 in the prior year, an increase of 9 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.47% in the second quarter of 1997, an increase of 10 basis point from 4.37% in the same period last year and was 4.50% in the first half, 1997 as compared to the prior year of 4.41%. The major contributing factor has been the increased rates on Federal funds sold and an improved loan to deposit ratio.

     Management expects that the net yield on earning assets will remain constant or decrease slightly during the balance of 1997.


PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1997 or 1996. Management does not anticipate any provision for loan losses during 1997.
A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.

OTHER INCOME
                                                                            First
                                                   Second Quarter         Six Months
                                                -------------------  -------------------
                                                  1997      1996       1997      1996
            (in thousands)                      ========= =========  ========= =========

            Service Charges                         $398      $375       $789      $747
            Trust Fees                                 5         3          7        35
            Other Operating Income                   162       128        322       279

                                                --------- ---------  --------- ---------
                 Total Other Income                 $565      $506     $1,118    $1,061
                                                ========= =========  ========= =========

     Other income for the 1997 second quarter was $565 thousand, up $59 thousand from the same period last year. For the first six months of 1997, other income was $1,118 thousand, an increase of $57 thousand over the same period last year.

     The increase in other income for both periods of 1997 over 1996 have resulted primarily from increased volume.

OPERATING EXPENSES
                                                                            First
                                                   Second Quarter         Six Months
                                                -------------------  -------------------
                                                  1997      1996       1997      1996
            (in thousands)                      ========= =========  ========= =========

            Salaries and Employee Benefits          $756      $698     $1,468    $1,392
            Occupancy Expense                        103        88        196       288
            Furniture and Equipment Expense           72        55        136       113
            Other Operating Expenses                 608       399      1,095       781
                                                --------- ---------  --------- ---------
                 Total Operating Expenses         $1,539    $1,240     $2,895    $2,574
                                                ========= =========  ========= =========

     Operating expenses for the 1997 second quarter were $1,539 thousand, up from $1,240 thousand in the 1996 second quarter, an increase of $299 thousand. Operating expenses for the first six months of 1997 were $2,895 thousand, an increase of $321 thousand from $2,574 thousand in the comparable period last year. The increase in operating expenses in the second quarter and increase for the first six months, 1997 as compared to the same periods in the prior year were due primarily to the acquisition of First Federal on May 21, 1997.

     Salaries and employee benefits in the 1997 second quarter were $756 thousand, compared to $698 thousand in the same period last year. Salaries and employee benefits in the 1997 first six months were $1,468 thousand as compared to $1,392 thousand in the same period last year. The increases for both periods in 1997 over 1996 were attributable to acquisition of First Federal and salary increases.

     Combined occupancy expense and furniture and equipment expense for the 1997 second quarter were $175 thousand as compared to $143 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1997 first six months were $332 thousand as compared to $401 thousand for the same period last year. The increase in the second quarter, 1997 as compared to the second quarter, 1996 was due primarily to the First Federal acquisition. The decrease in the first half, 1997 from 1996 was due to replacement of main office heating and air conditioning system in the first quarter, 1996.

     Other operating expenses were $608 thousand for the 1997 second quarter as compared to $399 thousand for the same period last year. Other operating expenses in the 1997 first six months were $1,095 thousand as compared to $781 thousand for the same period last year. The increases for both periods are attributable primarily to the First Federal acquisition and related costs which occurred on May 21, 1997.


INCOME TAXES

     In the 1997 second quarter, the Company recorded income tax expense of $562 thousand, compared to $509 thousand for the same period last year. In the 1997 first six months, income tax expense was $1,112 thousand as compared to $974 thousand in the same period last year.

     The effective tax rate was 31.3% for the 1997 second quarter as compared to 30.9% for the same period last year. The effective tax rate was 31.3% for the first six months of 1997, as compared to 30.8% for the same period last year. The higher effective tax rate in both periods of 1997, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, effective for transactions occurring after December 31, 1996. SFAS 125 provides for fair value accounting for assets transferred with the retention of some right(s) of ownership and for liabilities disposed of for which all liabilities are not extinguished until a later date. Any application of SFAS 125 will be immaterial in the Bank's current operations and will not require accounting acknowledgement or disclosure.

     In December of 1996, the Financial Accounting Standards Board (FASB) issued SFAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 an amendment of FASB Statement No. 125, December, 1996. Any application of SFAS 127 will be immaterial in the Bank's current operations and will not require accounting acknowledgement or disclosure.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, Earnings per Share, effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 provides for revised calculation of earnings per share to compare with current international reporting and provides for computation of earnings per share from continuing operations and earnings per share of net income along with disclosures of the respective computations. Since the Company is of simple capital structure with only one class of common stock outstanding, management does not anticipate any material impact by SFAS 128 in the calculation of the respective earnings per share computation and disclosures.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 129, Disclosure of Information about Capital Structure, effective for financial statements for periods ending after December 15, 1997. SFAS 129 provides for the presentation in summary form within an entity's financial statements, the pertinent rights and privileges of the various securities outstanding and the disclosure within its financial statements of the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Since this SFAS pertains only to the disclosure of required information, it should not have any financial impact on the Company's operations.


CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totalled $135,434 thousand at June 30, 1997 as compared to $109,874 thousand at June 30, 1996 and $115,346 thousand at December 31, 1996. The increases over both prior periods have been due to the First Federal acquisition and increased loan demand.

     The following table sets forth the loan classifications at June 30, 1997, December 31, 1996, and June 30, 1996:

                                                           -----------------------------
                                                           June 30,   Dec 31,  June 30,
                                                             1997      1996      1996
            (in thousands)                                 --------- --------- ---------

            Commercial, Financial and Agricultural Loans    $30,822   $31,567   $28,667
            Construction Loans Secured by Real Estate         4,855     3,381     3,460
            Other Loans Secured by Real Estate               76,676    60,025    58,184
            Installment and Single Payment Loans             20,889    18,143    17,128
            Other Loans                                       2,354     2,368     2,619
                                                           --------- --------- ---------
                 Total Loans                                135,596   115,484   110,058
            Less Unearned Discount                              162       138       184
                                                           --------- --------- ---------
                 Total Loans Net of Unearned Discount      $135,434  $115,346  $109,874
                                                           ========= ========= =========

    Non-performing Assets

     The following table sets forth the non-performing assets at June 30, 1997, December 31, 1996, and June 30, 1996:

                                                           -----------------------------
                                                           June 30,   Dec. 31, June 30,
                                                             1997      1996      1996
            (in thousands)                                 --------- --------- ---------

            Non-Accrual Loans                                  $362      $355      $547
            Past-Due Loans                                    1,028       510       421
            Restructured Loans                                    0         0         6
                                                           --------- --------- ---------
                 Total Non-performing Loans                   1,390       865       974
            Other Real Estate Owned                             260       217       367
                                                           --------- --------- ---------
                 Total Non-performing Assets                 $1,650    $1,082    $1,341
                                                           ========= ========= =========

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of June 30, 1997, these loans totalled $368 thousand as compared to $221 thousand a year ago and $501 thousand at December 31, 1996.

     Loans are placed on non-accrual status when they become ninety (90) days past due unless there is sufficient evidence that they will be brought current in the very near future. When loans are placed on non-accrual status, all accrued interest is reversed against earnings. Past due loans are those loans past due 90 days or more on which there is sufficient evidence that they will be brought current in the very near future. Restructured loans are those on which the original terms have been renegotiated to provide for an extension of the original payment period and/or a reduction or deferral of interest-prin-cipal due to deterioration in the financial position of the borrower.

     Non-accrual loans are returned to accrual status only when they are brought fully current with respect to interest and principal and management estimates the loans to be fully collectible as to interest and principal. Interest income on non-accrual loans which would have reported on an accrual basis would have amounted to $15 thousand for the 1997 second quarter and $15 thousand for the 1996 second quarter. Interest income on non-accrual loans which would have been reported on an accrual basis would have amounted to $25 thousand for the first six months of 1997 and $25 thousand for the first six months of 1996. There was no interest income on restructured loans included in net income in the first quarter or first half, 1997 as compared to $1 thousand for the 1996 second quarter and $4 thousand for the first six months of 1996.

     Other real estate owned normally represents properties acquired as loan satisfactions which are recorded at the lower of the investment in the loan with respect to which the assets were acquired, or the fair value of each property, with the initial write-downs charged to the reserve for loan losses. Subsequent write-downs of such properties are reflected as such on the income statement and gains and losses on disposal are accordingly reflected on the income statement. Other real estate currently includes former branch located at 324 Homer Road which was closed January 4, 1995. The former branch was capitalized at its depreciated value and has subsequently been written down by $91 thousand.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended June 30, 1997, and 1996, and six months ended June 30, 1997, and 1996.

                                              Second Quarter      First Six Months
                                            -------------------   ------------------
                                              1997      1996        1997     1996
  (in thousands)                            ========= =========   ==================

  Balance at Beginning of Period              $3,306    $3,406      $3,306   $3,396

  Charge-Offs
    Commercial, Financial and Agricultural        42        73          42       78
    Real Estate - Construction                     2         0           2        0
    Real Estate - Mortgage                         0         0          32        0
    Installment Loans to Individuals              20        12          55       33
                                            --------- ---------   ------------------
       Total                                      64        85         131      111
                                            --------- ---------   ------------------

  Recoveries
    Commercial Financial and Agricultural          0         0           0        0
    Real Estate - Construction                     0         0           0        0
    Real Estate - Mortgage                        82        20         138       42
    Installment Loans to Individuals              19        12          30       26
                                            --------- ---------   ------------------
       Total                                     101        32         168       68
                                            --------- ---------   ------------------
  Net Recoveries (Charge-Offs)                    37       (53)         37      (43)
  Acquired in First Federal acquisition          253         0         253        0
  Additions Charged to Operations                  0         0           0        0
                                            --------- ---------   ------------------
  Balance at End of Period                    $3,596    $3,353      $3,596   $3,353
                                            ========= =========   ==================

     The following table reflects the allowance coverage ratios at June 30, 1997, December 31, 1996 and June 30, 1996.

                                            June 30,   Dec 31,    June 30,
  For the Quarter Ended:                      1997      1996        1996
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         2.65%     2.87%       3.05%
    Average Loans                               2.84%     2.91%       3.13%
    Non-performing Loans                      258.71%   382.20%     344.25%
    Non-performing Assets                     217.94%   305.55%     250.04%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                        (0.06%)    0.04%       0.10%
    Average Loans                              (0.06%)    0.04%       0.10%
    Allowance for Loan Losses                  (1.03%)    1.40%       3.17%

     Management deems its allowance for loan losses at June 30, 1997, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio including the loans acquired in the First Federal acquisition. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at June 30, 1997, was $29,816 thousand, up from $27,536 thousand at December 31, 1996 and $25,448 thousand at June 30, 1996. Stockholders' equity at June 30, 1997, reflects positive impact of $123 thousand for net unrealized gains on securities available for sale.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At June 30, 1997, the Company's Tier 1 Capital to risk-weighted assets ratio was 19.39% and the Total Capital to risk-weighted assets ratio was 20.71%.

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

                                       Capital and Ratios

                                                 June 30,   Dec 31,  June 30,
                                                   1997      1996      1996
            (in thousands), except ratios        --------- --------- ---------

            Tier 1 Capital
              Common Stockholders' Equity          26,010    25,534    23,755
            Tier 2 Capital
              Reserve for Possible Loan Losses      1,775     1,457     1,413
                                                 --------- --------- ---------
                 Total Qualifying Capital          27,785    26,991    25,168
                                                 ========= ========= =========

            Risk Weighted Assets                  134,130   114,750   111,881

            Tier 1 Capital Ratio                    19.39%    22.25%    21.37%
            Total Capital Ratio                     20.71%    23.52%    22.64%
            Tier 1 Leverage Ratio                    9.75%    10.26%     9.95%



    Common Stock Dividends

     For the second quarters of 1997 and 1996, the Board of Directors of the Company declared dividends of $.75 and $.65 per share respectively. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 54.53% during the 1997 second quarter and 51.79% during the 1996 second quarter. Cash on hand and due from banks averaged $15,091 thousand in the 1997 second quarter and $11,403 thousand in the 1996 second quarter. Federal Funds sold averaged $17,352 thousand in the 1997 second quarter and $19,708 thousand in the 1996 second quarter.

     At June 30, 1997, investment securities at amortized cost, totalled $103,558 thousand, of which $42,671 thousand or 41.21% mature or reprice within one year, $49,127 or 47.44% thousand mature or reprice within two to five years, and $11.760 thousand or 11.35% mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

    Other

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act provided for recapitalization of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of which the Bank is also a member and substantially revised statutory provisions, including capital standards. FDICIA provided an insurance rate structure which provides lower rates for stronger capitalized banks and banks with higher supervisory ratings. The BIF became fully funded in 1995 and the SAIF became fully funded in 1996 thereby reducing BIF and SAIF FDIC premiums.

     Minden Bank is subject to FDIC insurance assessments.  Effective
January 1, 1996, the BIF rate schedule was reduced to 0.0% for the healthiest banks to 0.27% for the weakest banks. Effective October 1, 1996, under the provisions of the Deposit Insurance Funds Act of 1996 ("Funds"), the rates for SAIF deposits were revised to 0.0% for the healthiest banks to 0.27% for the weakest banks. The Fund Act also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF are at the annual rate of 0.1296% annually for 1997 and 0.648% annually under SAIF for 1997. Minden Bank is currently under the best available rates for 1997 of 0.00% for BIF and SAIF deposits.

                                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                               Three Months Ended June 30, 1997 and 1996
                                                                   (Thousands)

                                                                 1997                             1996
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $5,592      $56         4.02%    $1,236      $20         6.49%
            Federal Funds Sold                         17,352      233         5.39%    19,708      256         5.21%
            Investment Securities <F4>                104,379    1,604         6.16%    96,157    1,449         6.04%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,175       23         7.85%     1,175       17         5.80%
            Loans                                     126,669    3,051         9.66%   107,056    2,542         9.52%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets <F4>                255,167   $4,967         7.81%   225,332   $4,284         7.63%

            Allowance for Loan Losses                  (3,471)                          (3,418)
            Cash and Due from Banks                     9,499                           10,167
            Other Assets <F4>                           9,177                            8,786
                                                     ---------                        ---------
                 Total Assets                        $270,372                         $240,867
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $78,556     $561         2.86%   $73,892     $527         2.86%
            Time Deposits                             114,095    1,492         5.25%    94,710    1,226         5.19%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   192,651    2,053         4.27%   168,602    1,753         4.17%

            Securities Sold Under
              Repurchase Agreements                     6,961       71         4.09%     7,031       72         4.11%
            Long-Term Debt                                 90        2         8.91%       180        4         8.91%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                199,702   $2,126         4.27%   175,813   $1,829         4.17%


            Demand Deposits                            39,650                           38,111
            Other Liabilities                           1,744                            1,600
                                                     ---------                        ---------
                 Total Liabilities                    241,096                          215,524
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity                29,276                           25,343
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity <F4>         $270,372                         $240,867
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.54%                            3.46%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS <F4>             $2,841         4.47%             $2,455         4.37%
                                                               ======== ============            ======== ============

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                                Six Months Ended June 30, 1997 and 1996
                                                                   (Thousands)

                                                                 1997                             1996
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $3,852      $82         4.29%    $2,102      $58         5.53%
            Federal Funds Sold                         17,072      456         5.39%    20,434      535         5.25%
            Investment Securities <F5>                101,488    3,118         6.20%    91,867    2,771         6.11%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,192       41         6.94%     1,113       35         6.31%
            Loans                                     121,745    5,818         9.64%   103,604    5,016         9.71%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets                     245,349   $9,515         7.82%   219,120   $8,415         7.70%

            Allowance for Loan Losses                  (3,398)                          (3,417)
            Cash and Due from Banks                    10,640                           10,030
            Other Assets <F5>                           8,667                            8,779
                                                     ---------                        ---------
                 Total Assets                        $261,258                         $234,512
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $78,618   $1,118         2.87%   $72,373   $1,029         2.85%
            Time Deposits                             107,211    2,779         5.23%    93,250    2,423         5.21%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   185,829    3,897         4.23%   165,623    3,452         4.18%

            Securities Sold Under
              Repurchase Agreements                     6,529      134         4.14%     6,554      136         4.16%
            Long-Term Debt                                 90        4         8.96%       180        8         8.91%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                192,448   $4,035         4.23%   172,357   $3,596         4.18%


            Demand Deposits                            38,565                           35,866
            Other Liabilities                           1,544                            1,435
                                                     ---------                        ---------
                 Total Liabilities                    232,557                          209,658
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity <F5>           28,701                           24,854
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity              $261,258                         $234,512
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS                                   3.59%                            3.52%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS                  $5,480         4.50%             $4,819         4.41%
                                                               ======== ============            ======== ============

<F5>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following four items were submitted to a vote at the Annual Meeting of Shareholders held on April 8, 1997.

     (a)  Election of Directors

     The following fourteen (14) directors were elected to serve until the 1998 Annual Meeting.

     R. Thad Andress          Harry E. McInnis, Jr.
     Don L. Brice             John W. Montgomery
     Dr. Edward D. Brown      Don D. Moore
     Jack E. Byrd, Jr.        Joe E. Ratcliff
     Dr. Gary G. Daniel       Howard G. Spillers
     Hal K. Jackson           R. E. Woodard, III
     James D. Madden          S. Douglas Madden

     There were 219,070 votes cast for the election of all directors with no more than 363 votes being cast against or abstaining on any director.

     (b) The appointment of Heard, McElroy & Vestal as independent auditors for the Company and its subsidiary for the year ending December 31, 1997, was ratified by the following vote:

               FOR       208,705
               AGAINST    10,239
               ABSTAIN       126



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


               11 Computation of earnings per share

               (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
               Management's Discussion and Analysis)

          (1)  27 Financial Data Schedule

     (b)  Reports on Form 8-K

          On June 2, 1997, Form 8-K was filed for the acquisition of First Federal Savings Bank in Shreveport, Louisiana by Minden Bank &
          Trust Company, the subsidiary bank, and the merger into itself on May 21, 1997. No financial statements were filed since the total assets acquired were less than twenty percent of consolidated assets prior to the acquisition.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



August 13, 1997          BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


August 13, 1997          BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer



                       Financial Data Schedule



                             EXHIBIT 27