Form 10QSB
period 1997-09-30
MINDEN BANCSHARES INC
filed 1997-11-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED SEPTEMBER 30, 1997

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

                  280,511 as of October 31, 1997

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 25 Pages
                         Exhibit Index - 25


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996     4

               Consolidated Statements of Income for
               the Three Months and Nine Months
               Ended September 30, 1997 and 1996            5


               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30,
               1997 and 1996                                6

               Notes to Consolidated Financial            7-8
               Statements

Item 2.  Management's Discussion and Analysis            9-24

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               25

Item 6.  Exhibits and Reports on Form 8-K                  25


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                            (UNAUDITED)
                                                                   September     December
                              ASSETS                                 1997       1996
      -------------------------------------------(in thousands, except per share data)
      Cash and Cash Equivalents:
        Cash and Due From Banks (Interest Bearing Balances -
          $5,511 and $2,244 Respectively)                           $14,972    $14,907
        Federal Funds Sold                                           11,500      8,500
                                                                   ---------  ---------
              Total                                                  26,472     23,407
                                                                   ---------  ---------
      Securities:
        Held to Maturity                                             15,293     14,784
        Available for Sale                                          101,924     90,447
                                                                   ---------  ---------
             Total                                                  117,217    105,231
                                                                   ---------  ---------

      Federal Reserve Bank and Federal Home Loan Bank Stock           1,389      1,205
      Loans, Less Allowance for Loan Losses of $3,561 and $3,306    133,648    112,040
      Accrued Interest Receivable                                     2,583      2,178
      Bank Premises and Equipment                                     3,654      3,093
      Real Estate Owned Other Than Bank Premises                        255        217
      Other Assets                                                    4,321      2,661
                                                                   ---------  ---------
      Total Assets                                                 $289,539   $250,032
                                                                   =========  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------------------------
      Liabilities:
      -----------
        Deposits:
           Demand                                                   $43,401    $38,197
           Savings and Interest-Bearing Demand                       79,469     78,440
           Time                                                     126,137     99,359
                                                                   ---------  ---------
             Total Deposits                                         249,007    215,996

        Securities Sold Under Repurchase Agreement                    7,106      5,418
        Accrued Interest Payable                                        978        860
        Other Liabilities                                             1,063        132
        Note Payable                                                     90         90
                                                                   ---------  ---------
             Total Liabilities                                      258,244    222,496
                                                                   ---------  ---------
      Stockholders' Equity:
      --------------------
        Common Stock, par value $2.50 per share; 500,000
           shares authorized; 309,816 shares issued;
           280,511 and 280,549 shares outstanding                       775        775
        Additional Paid-In Capital                                   11,205     11,205
        Undivided Profits                                            20,361     16,778
        Net Unrealized Gain (Loss) on Available for Sale Securities     254         75
        Treasury Stock-At Cost                                       (1,300)    (1,297)
                                                                   ---------  ---------
             Total Stockholders' Equity                              31,295     27,536
                                                                   ---------  ---------
      Total Liabilities and Stockholders' Equity                   $289,539   $250,032
                                                                   =========  =========
      See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                        (UNAUDITED)
                                                            Three Months          Nine Months
                                                         Ended September 30   Ended September 30
                                                          ==================  ===================
                                                            1997      1996      1997      1996
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,265    $2,757    $9,084     $7,773
      Securities:
         Held to Maturity (non-taxable)                       189       186       562        555
         Available for Sale                                 1,481     1,248     4,081      3,506
      Federal Funds Sold                                      298       227       754        762
      Federal Reserve Stock and Other                          20        16        60         51
      Interest-Bearing Balances with Banks                     72        17       154         76
                                                          --------  --------  --------  ---------
           Total Interest Income                            5,325     4,451    14,695     12,723
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            574       542     1,692      1,570
      Time Deposits                                         1,698     1,278     4,477      3,701
      Securities Sold Under Repurchase Agreement and Other     92        80       234        224
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,364     1,900     6,403      5,495
                                                          --------  --------  --------  ---------
           Net Interest Income                              2,961     2,551     8,292      7,228
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        2,961     2,551     8,292      7,228
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         429       407     1,218      1,154
      Trust Department Fees                                     2         3         9         38
      Available for Sale Securities Gains                      81         0        81          0
      Insurance Commissions                                    81        79       240        219
      Mortgage Loan Origination and Related Fees               82         0       100          0
      Other Operating Income                                   74        67       219        205
                                                          --------  --------  --------  ---------
            Total Other Income                                749       556     1,867      1,616
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          813       696     2,277      2,088
      Occupancy Expense                                       194        99       391        387
      Furniture and Equipment Expense                          77        78       213        191
      Goodwill Amortization                                    31         0        42          0
      Advalorem Tax Shareholder Assessments                    96        82       269        155
      Other Operating Expenses                                463       428     1,373      1,137
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,674     1,383     4,565      3,958
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              2,036     1,724     5,594      4,886
    Income Taxes                                              688       536     1,800      1,510
                                                          --------  --------  --------  ---------
    Net Income                                             $1,348    $1,188    $3,794     $3,376
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $4.81     $4.23    $13.53     $12.03
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.00     $0.00     $0.75      $0.65
                                                          ========  ========  ========  =========
    See accompanying notes.

                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                               (UNAUDITED)

                                                                          ====================
                                                                            1997       1996
                                                                          ---------  ---------
            Cash Flows from Operating Activities:        (in thousands, except per share data)
            ------------------------------------
              Net Income                                                    $3,794     $3,376
              Adjustments to Reconcile Net Income to Net Cash
                Provided by Operating Activities:
                 Depreciation and Amortization                                 317        253
                 (Gain) Loss on Investment Securities                          (81)         0
                 (Gain) Loss on Sale of ORE                                     (2)       (18)
                 (Increase) Decrease in Accrued Interest Receivable            (90)       (37)
                 Acquisition of Goodwill                                    (1,872)         0
                 (Increase) Decrease in Other Assets                            63        (51)
                 Increase (Decrease) in Accrued Interest Payable               118         51
                 Increase (Decrease) in Other Liabilities                      931        656
                                                                          ---------  ---------
                   Total Adjustments                                          (616)       854
                                                                          ---------  ---------
                   Net Cash Provided (Used) by Operating Activities          3,178      4,230

            Cash Flows from Investing Activities:
            ------------------------------------
              Proceeds from Sales and Maturities of Investment Securities   66,666     42,219
              Purchase of Investment Securities                            (78,243)   (49,027)
              Proceeds from Maturities of HTM Securities                       411        461
              Purchase of HTM Securities                                      (920)      (671)
              Proceeds from Sales of ORE                                         6        190
              Purchase of Property                                            (565)         0
              Purchase of Equipment                                           (164)       (78)
              Net (Increase) Decrease in Loans                             (21,830)   (14,439)
                                                                          ---------  ---------
                   Net Cash (Used) by Investing Activities                 (34,639)   (21,345)

            Cash Flows from Financing Activities:
            ------------------------------------
              Dividends Paid                                                  (211)      (182)
              Net Increase (Decrease) in Demand Deposits                     5,245      1,484
              Net Increase (Decrease) in Savings and Interest-Bearing
                Demand Deposits                                              1,029      3,814
              Net Increase (Decrease) in Time Deposits                      26,778      8,887
              Net Increase (Decrease) in Securities Sold Under
                Repurchase Agreements                                        1,688       (482)
              Purchase of Treasury Stock                                        (3)        (9)
                                                                          ---------  ---------
                   Net Cash Provided by Financing Activities                34,526     13,512
                                                                          ---------  ---------
            Net Increase (Decrease) in Cash and Cash Equivalents             3,065     (3,603)
            Cash and Cash Equivalents at Beginning of Period                23,407     32,621
                                                                          ---------  ---------
            Cash and Cash Equivalents at End of Period                     $26,472    $29,018
                                                                          =========  =========
            Cash Payments:  Interest                                        $6,285     $5,444
                                                                          =========  =========
                            Income Taxes                                    $1,702     $1,457
                                                                          =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                         September 30, 1997



1.  Basis of Presentation

     The unaudited interim consolidated financial statements of Minden Bancshares, Inc. and subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information except as described below:

     On May 21, 1997, Minden Bank & Trust Company ("Minden Bank"), wholly owned subsidiary of Minden Bancshares, Inc. ("the Company"),acquired all of the outstanding shares of First Federal Savings Bank ("First Federal")in Shreveport, Louisiana, and merged it into itself. First Federal's stockholders' equity was $3,539,000 on the date of acquisition and Minden Bank paid $5,411,000 resulting in $1,872,000 of goodwill being recorded. The acquisition was recorded under the "Purchase Method" and the entries recording the purchase are summarized as follows:

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

3.  Investment Securities

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At September 30, 1997, the fair market value of securities available for sale was $384,000 more than amortized cost and at December 31, 1996, the fair market value was $114,000 more than amortized cost. Available for sale securities gains are determined under the specific identification method. The income tax on available for sale securities gains amounted to $27 thousand for the third quarter and first nine months of 1997. There was no tax in either period of 1996 since there were no gains or losses.

     Debt securities held to maturity are carried at cost, adjusted for the
amortization of premiums and accretion of discount.   The amortized cost and
estimated market value of securities held to maturity at September 30, 1997 and December 31, 1996, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                      -----  ----------   ----------  --------

September 30, 1997   15,293      407          15       15,685
December 31, 1996    14,784      203          72       14,915



4.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the third quarter, 1997, and 1996, were 280,511 and 280,573 respectively, and for the first nine months of 1997 and 1996, were 280,530 and 280,623 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                            Three Months Ended      Nine Months Ended
                                           Sept 30      Sept 30    Sept 30     Sept 30
                                             1997         1996       1997        1996

  Interest income                           $5,325       $4,451    $14,695     $12,723
  Interest expense                           2,364        1,900      6,403       5,495
                                          ---------  -----------  ---------  ----------
    Net interest income                      2,961        2,551      8,292       7,228
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      2,961        2,551      8,292       7,228
  Noninterest income                           749          556      1,867       1,616
  Noninterest expense                        1,674        1,383      4,565       3,958
                                          ---------  -----------  ---------  ----------
    Income before taxes                      2,036        1,724      5,594       4,886
  Income tax expense                           688          536      1,800       1,510
                                          ---------  -----------  ---------  ----------
    Net income                              $1,348       $1,188     $3,794      $3,376
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $4.81        $4.23     $13.52      $12.03
  Dividends declared per share               $0.00        $0.00      $0.75       $0.65
  Average shares outstanding                 280.5        280.6      280.5       280.6
  Book value per share                     $111.56       $95.07    $111.56      $95.07

  Selected Quarter End Balances:
  Loans                                   $l37,209     $113,694
  Deposits                                 249,007      210,281
  Debt                                       7,106        5,500
  Equity                                    31,295       26,671
  Total Assets                             289,539      244,083

  Selected Average Balances:
  Loans                                    134,351      112,298    125,993     106,523
  Deposits                                 250,172      210,238    233,081     204,429
  Debt                                       8,340        6,745      7,139       6,738
  Equity                                    30,448       26,419     29,290      25,377
  Total Assets                             291,001      245,015    271,282     238,040

  Selected Ratios (%)
  Return on average assets                    1.84%        1.92%      1.87%       1.89%
  Return on average equity                   17.56%       17.84%     17.32%      17.72%
  Net interest margin (taxable equivalent)    4.40%        4.52%      4.46%       4.45%
  Tier 1 risk-based capital                  21.03%       22.16%
  Total risk based capital                   22.30%       23.43%
  Tier 1 Leverage                            10.10%       10.25%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's third quarter 1997 net income totaled $1,348 thousand, ($4.81 per share) up 13 percent from $1,188 thousand ($4.23 per share) in the third quarter, 1996. For the first nine months of 1997, net income was $3,794 thousand ($13.52 per share) up 12% from $3,376 thousand ($12.03 per share) in the nine months of 1996.

     The return on average assets was 1.84 percent for the third quarter, 1997, a decrease of 4 percent from the third quarter, 1996 of 1.92 percent. For the first nine months of 1997, the return on average assets was 1.87 percent as compared to 1.89 percent for the same period last year, a decrease of 1 percent.

     The return on average equity was 17.56 percent for the third quarter, 1997, a decrease of 2 percent from the third quarter, 1996 of 17.84 percent. For the first nine months of 1997, the return on average equity was 17.32 percent as compared to 17.72 percent in the prior year, a decrease of 2 percent.

     The 1997 third quarter earnings benefited from a 20 percent increase in net interest income and a 35 percent increase in noninterest income while being detrimented by a 21 percent increase in noninterest expense when compared to the 1996 third quarter. The first nine months of 1997 earnings benefited from a 15 percent increase in net interest income over the prior year period, a 16 percent increase in noninterest income while being detri-mented by 15 percent increase in noninterest expense.

     Total assets at September 30, 1997 increased to 289,539 thousand, up 19 percent from a year ago and up 16 percent from December 31, 1996.

     The consolidated income and expenses of the Company for 1997 have been affected by the acquisition of First Federal Savings Bank and its merger into Minden Bank on May 21, 1997.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                             Third Quarter         Nine Months
                                          --------------------------------------------
                                            1997       1996       1997       1996
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $5,325     $4,451    $14,695    $12,723
    Total Interest Expense                   2,364      1,900      6,403      5,495
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      2,961      2,551      8,292      7,228
    Taxable-Equivalent Adjustment
      to Interest Income                        72         73        217        215
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $3,033     $2,624     $8,509     $7,443
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $273,721   $230,088   $254,910   $222,802
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $216,054   $179,347   $200,403   $174,704
      Interest-Free Funds                   57,667     50,741     54,507     48,098
                                          ---------  ---------  ---------  ---------
    Total Investable Funds                $273,721   $230,088   $254,910   $222,802
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.82%      7.80%      7.82%      7.74%
      Interest-Bearing Liabilities            4.34%      4.20%      4.27%      4.19%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.48%      3.60%      3.55%      3.55%
    Contribution of Interest-Free Funds       0.92%      0.92%      0.91%      0.90%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.40%      4.52%      4.46%      4.45%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $268 thousand for the third quarter, 1997, and $7 thousand positive for the first nine months, 1997, as compared to a negative $296 thousand for the third quarter, 1996, and a positive
      $39 thousand for the first nine months of 1996.

   Net Interest Income

     The Company's net interest income for the 1997 third quarter was $2,961 thousand, an increase of $410 thousand or 16 percent from $2,551 thousand in the 1996 third quarter. Interest Income for the third quarter of 1997 increased $874 thousand or 20 percent over the prior year period while interest expense increased $464 thousand or 24 percent in the third quarter of 1997 as compared to the prior year period. Of the $874 thousand increase in interest income in the third quarter, 1997 over 1996, $541 thousand or 62 percent of is attributable to loan volume increases including the First Federal acquisition.

     Net interest income for the first nine months of 1997 was $8,292 thousand, an increase of $1,064 thousand or 15 percent over the first nine months of 1996 of $7,228 thousand. Interest income for the first nine months of 1997 was $14,695 thousand, an increase of $1,972 thousand or 15 percent over the prior year period of $12,723 thousand while interest expense for the first nine months of 1997 increased to $6,403 thousand, an increase of $908 thousand or 17 percent over the prior year period of $5,495 thousand. Of the $1,972 thousand increase in interest income for the first nine months of 1997 over 1996, $1,416 thousand is attributable to increases in loan volume including the First Federal acquisition.

     The acquisition of First Federal on May 21, 1997 and increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1997 over 1996.

   Average Interest-Earning Assets

     Average interest-earning assets were $273,721 thousand for the 1997 third quarter, an increase of $43,633 thousand or 19 percent over the 1996 third quarter. For the first nine months of 1997, interest-earning assets averaged $254,910 thousand, an increase of 14 percent over the prior year of $222,802 thousand. Average loans increased by $22,053 thousand, 20 percent, during the third quarter, 1997, over the prior year period, of which $14,646 thousand was attributable to the First Federal acquisition, and by $19,470 thousand, 18 percent, in the first nine months, 1997 over the same period last year, of which $7,081 was attributable to the First Federal acquisition. Average investment securities increased by $12,302 thousand, 13 percent, during the third quarter, 1997 over the prior year period and by $10,532 thousand, 11 percent during the first nine months, 1997 over 1996. During the third quarter, 1997, average Federal funds sold increased by $4,456 thousand, 26 percent, over the prior year period and decreased by $731 thousand, 4 percent, in the first nine months of 1997 over the prior year period. Average interest bearing balances due from banks increased by $4,734 thousand, 333 percent, in the third quarter, 1997 over the same period last year and increased by $2,755 thousand, 147 percent, in the first nine months of 1997 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1997 third quarter were $216,054 thousand, compared to $179,347 thousand for the same period last year, a 20 percent increase, and were $200,403 thousand for the first nine months of 1997 as compared to $174,704 thousand for the prior year period, a 15 percent increase. Average time deposits for the 1997 third quarter were $128,213 thousand, an increase of $30,636 thousand or 31 percent over the same period last year, and average time deposits for the first nine months of 1997 were $114,258 thousand as compared to $94,673 thousand in the prior year period, an increase of $19,585 thousand or 21 percent. Average savings and interest-bearing demand deposits for the 1997 third quarter were $79,501 thousand, an increase of $4,386 thousand or 6 percent over the same period last year of $75,115 thousand, and were $78,916 thousand in the first nine months of 1997 as compared to $73,293 in the prior year period, an increase of $5,623 thousand or 8 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.40% in the third quarter of 1997, a decrease of 12 basis point from 4.52% in the same period last year and was 4.46% in the first nine months of 1997 as compared to the prior year of 4.45%, an increase of one basis point. A major contributing factor to the third quarter of 1997 decline from the prior year period has been due to the high ratio of time deposits acquired in the First Federal acquisition in relation to total deposits acquired. The time deposits acquired in the First Federal acquisition amounted to $29,433 thousand of the total deposits acquired of $31,653 thousand, which is reflected in the comparison of increase in yield on total earning assets of 2 basis points to
7.82 percent while the yield on interest bearing liabilities increased by 12 basis points to 4.34 percent for the third quarter, 1997 as compared to the prior year period. The first nine months of 1997 one percent increase in net yield on earning assets over the prior year period reflects increase on yields on earning assets prior to the First Federal acquisition on May 21, 1997.

     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1997.


PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1997 or 1996. Management does not anticipate any provision for loan losses during 1997.
A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.


OTHER INCOME
                                                                  First
                                         Third Quarter         Nine Months
                                      -------------------  -------------------
                                        1997      1996       1997      1996
  (in thousands)                      ========= =========  ========= =========
  Service Charges                         $429      $407     $1,218    $1,154
  Trust Department Fees                      2         3          9        38
  Available for Sale Securities Gains       81         0         81         0
  Insurance Commissions                     81        79        240       219
  Mortgage Loan Origination and
    Related Fees                            82         0        100         0
  Other Operating Income                    74        67        219       205
                                      --------- ---------  --------- ---------
       Total Other Income                 $749      $556     $1,867    $1,616
                                      ========= =========  ========= =========


     Other income for the 1997 third quarter was $749 thousand, up $193 thousand from the same period last year. Of the $193 thousand increase over the prior year period, other operating income includes gain on sale of available for sale securities of $81 thousand and mortgage loan origination and related fees of $82 thousand occurring at the new branch located at the former First Federal Savings Bank location that had no comparative amounts in the prior year period.

     For the first nine months of 1997, other income was $1,867 thousand, an increase of $251 thousand over the same period last year of $1,616 thousand. Of the $251 thousand increase over the prior year period, $81 thousand was from the gain on sale of available for sale securities occurring in the third quarter of 1997 and $100 thousand was attributable to mortgage loan origination and related fees described above.


OPERATING EXPENSES
                                                                  First
                                         Third Quarter          Nine Months
                                      -------------------  -------------------
                                         1997      1996       1997      1996
  (in thousands)                      ========= =========  ========= =========

  Salaries and Employee Benefits          $813      $696     $2,277    $2,088
  Occupancy Expense                        194        99        391       387
  Furniture and Equipment Expense           77        78        213       191
  Goodwill Amortization                     31         0         42         0
  Advalorem Tax Shareholder Assessments     96        82        269       155
  Other Operating Expenses                 463       428      1,373     1,137
                                      --------- ---------  --------- ---------
       Total Operating Expenses         $1,674    $1,383     $4,565    $3,958
                                      ========= =========  ========= =========


     Operating expenses for the 1997 third quarter were $1,674 thousand, up from $1,383 thousand in the 1996 third quarter, an increase of $291 thousand. Operating expenses for the first nine months of 1997 were $4,565 thousand, an increase of $607 thousand from $3,958 thousand in the comparable period last year. All categories of operating expenses reflect increases in both periods of 1997 over 1996 as the result of the First Federal acquisition with other causes discussed below.

     Combined occupancy expense and furniture and equipment expense for the 1997 third quarter were $271 thousand as compared to $177 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1997 first nine months were $604 thousand as compared to $578 thousand for the same period last year. The increase in the third quarter, 1997 as compared to the third quarter, 1996 was also effected by updating of existing branch facility. The increase in the first nine months of 1997 over the prior year period is not as great as the third quarter due to replacement of main office heating and air conditioning system in the first quarter of 1996.

     Goodwill amortization is for the amortization of goodwill occurring from the First Federal acquisition over a 15 year life.

     Banks chartered and operated in the state of Louisiana are not subject to state income taxes but are subject to shareholder assessment through the advalorem tax program which is based upon a combination of prior year stockholders equity and earnings. This expense has increased due to increase in stockholders equity and annual earnings of 1996 over 1995.

     Other operating expenses were $463 thousand for the 1997 third quarter as compared to $428 thousand for the same period last year. Other operating expenses in the 1997 first nine months were $1,373 thousand as compared to $1,137 thousand for the same period last year. The major item in increases for the third quarter of 1997 over 1996 was the increased expenditure for advertising by $43 thousand. The increase in other operating expenses for the first nine months of 1997 over 1996 was impacted by increase in advertising expense of $77 thousand and buy out of long term data processing contract of First Federal and data conversion totaling $54 thousand occurring the second quarter of 1997.

INCOME TAXES

     In the 1997 third quarter, the Company recorded income tax expense of $688 thousand, compared to $536 thousand for the same period last year. In the 1997 first nine months, income tax expense was $1,800 thousand as compared to $1,510 thousand in the same period last year.

     The effective tax rate was 33.8% for the 1997 third quarter as compared to 31.1% for the same period last year. The effective tax rate was 32.2% for the first nine months of 1997, as compared to 30.9% for the same period last year. The higher effective tax rate in both periods of 1997, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both periods which includes nondeductible goodwill amortization.

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


CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $137,209 thousand at September 30, 1997 as compared to $113,694 thousand at September 30, 1996 and $115,346 thousand at December 31, 1996. The increases over both prior periods have been due to loans acquired in the First Federal acquisition of $14,487 and increased loan demand.

     The following table sets forth the loan classifications at September 30, 1997, December 31, 1996, and September 30, 1996:



                                                 -----------------------------
                                                 Sept 30,   Dec 31,  Sept 30,
                                                   1997      1996      1996
  (in thousands)                                 --------- --------- ---------
  Commercial, Financial and Agricultural Loans    $33,557   $31,567   $30,819
  Construction Loans Secured by Real Estate         5,038     3,381     3,338
  Other Loans Secured by Real Estate               75,152    60,025    59,706
  Installment and Single Payment Loans             21,748    18,143    17,916
  Other Loans                                       1,894     2,368     2,101
                                                 --------- --------- ---------
       Total Loans                                137,389   115,484   113,880
  Less Unearned Discount                              180       138       184
                                                 --------- --------- ---------
       Total Loans Net of Unearned Discount      $137,209  $115,346  $113,694
                                                 ========= ========= =========


    Non-performing Assets

     The following table sets forth the non-performing assets at September 30, 1997, December 31, 1996, and September 30, 1996:


                                                 -----------------------------
                                                  Sept 30,  Dec. 31, Sept 30,
                                                   1997      1996      1996
  (in thousands)                                 --------- --------- ---------
  Nonaccrual (Impaired) Loans                        $377      $355      $418
  Past-Due Loans                                      854       510       340
  Restructured Loans                                    0         0         0
                                                 --------- --------- ---------
       Total Non-performing Loans                   1,231       865       758
  Other Real Estate Owned                             255       217       287
                                                 --------- --------- ---------
       Total Non-performing Assets                 $1,486    $1,082    $1,045
                                                 ========= ========= =========

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to potential future classification as nonperforming. As of September 30, 1997 these loans totaled $73 thousand as compared to $216 thousand a year ago and $501 thousand at December 31, 1996.

     Nonaccrual (impaired) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is unlikely under either the projection of cash flows or values of underlying collateral. Once a determination has been made as to the projected amount which may be collected, any probable under collection is first applied to accrued interest by reversal against current year earnings with any further under collection anticipated being reflected by a partial charge off of principal against the reserve for possible loan losses, leaving the anticipated collectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income.

     Management groups small homogenous loans - residential mortgage, consumer installment and small business loans of $20 thousand or less - collectively for evaluation due to the inability to obtain customer cash flow information to project future collections. Due to the inability to project future cash flows, all of the nonaccrual (impaired) loans discussed are valuated based upon net realizable value of underlying collateral. Loans which become past due 90 days or more, unless due to seasonal fluctuations, are reviewed for impairment.

     The following table sets forth the components of cash basis (nonaccrual - impaired) loans. There were no renegotiated loans outstanding at either of the dates shown. There is no allocation of the reserve for possible loan losses as discussed in the previous paragraph.


                                                 -----------------------------
                                                 Sept 30,   Dec 31,   Sept 30,
                                                   1997      1996       1996
                                                 --------  --------   --------
  (in thousands)
  Commercial, Financial and Agricultural             278       223        259
  Real Estate - Construction                          17        26         31
  Real Estate - Mortgage                              77        97        118
  Installment Loans to Individuals                     5         9         10
                                                 --------  --------   --------
       Totals                                        377       355        418
                                                 ========  ========   ========

  Ratio of Cash Basis Loans to Total Loans          0.27%     0.31%      0.37%
                                                 ========  ========   ========

     The following table sets forth the approximate effect on interest revenue of cash basis (nonaccrual - impaired) loans for the periods indicated. This disclosure reflects the interest on loans which were carried on the balance sheet and were classified nonaccrual (impaired). The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.


                                        ------------------  ------------------
                                           Third Quarter    First Nine Months
                                           1997      1996      1997      1996
                                        --------  --------  --------  --------
  (in thousands)
  Gross amount of interest that would
    have been recorded at original rate     11        11        36        34
  Less, interest, net of reversals,
    recognized in interest income           46        28        97        28
                                        --------  --------  --------  --------
  Reduction (increase) in interest
    income                                 (35)      (17)      (61)        6
                                        ========  ========  ========  ========
  Effect upon the yield on average loans
    (basis points)                         +10        +6        +6        -1
                                        ========  ========  ========  ========

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended September 30, 1997, and 1996, and nine months ended September 30, 1997, and 1996.

                                               Third Quarter      First Nine Months
                                            -------------------   ------------------
                                              1997      1996        1997     1996
  (in thousands)                            ========= =========   ==================

  Balance at Beginning of Period              $3,596    $3,353      $3,306   $3,396

  Charge-Offs
    Commercial, Financial and Agricultural         0         0          42       78
    Real Estate - Construction                     0         0           2        0
    Real Estate - Mortgage                         0         0          32        0
    Installment Loans to Individuals              63        60         118       93
                                            --------- ---------   ------------------
       Total                                      63        60         194      171
                                            --------- ---------   ------------------

  Recoveries
    Commercial Financial and Agricultural          0         0           0        0
    Real Estate - Construction                     0         0           0        0
    Real Estate - Mortgage                         8        32         146       74
    Installment Loans to Individuals              20        29          50       55
                                            --------- ---------   ------------------
       Total                                      28        61         196      129
                                            --------- ---------   ------------------
  Net Recoveries (Charge-Offs)                   (35)        1           2      (42)
  Acquired in First Federal acquisition                      0         253        0
  Additions Charged to Operations                  0         0           0        0
                                            --------- ---------   ------------------
  Balance at End of Period                    $3,561    $3,354      $3,561   $3,354
                                            ========= =========   ==================

     The following table reflects the allowance coverage ratios at September
30, 1997, December 31, 1996 and September 30, 1996.

                                            Sept 30,   Dec 31,    Sept 30,
  For the Quarter Ended:                      1997      1996        1996
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         2.60%     2.87%       2.95%
    Average Loans (Quarterly)                   2.65%     2.91%       2.99%
    Non-performing Loans                      289.28%   382.20%     442.48%
    Non-performing Assets                     239.64%   305.55%     320.96%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                        (0.10%)    0.04%       0.00%
    Average Loans (Quarterly)                  (0.10%)    0.04%       0.00%
    Allowance for Loan Losses                 ( 3.90%)    1.40%       0.12%

     Management deems its allowance for loan losses at September 30, 1997, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio including the loans acquired in the First Federal acquisition. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at September 30, 1997, was $31,295 thousand, up from $27,536 thousand at December 31, 1996 and $26,671 thousand at September 30, 1996. Stockholders' equity at September 30, 1997, reflects positive impact of $254 thousand for net unrealized gains on securities available for sale.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At September 30, 1997, the Company's Tier 1 Capital to risk-weighted assets ratio was 21.03% and the Total Capital to risk-weighted assets ratio was 22.30%.

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

                                       Capital and Ratios

                                                 Sept 30,   Dec 31,  Sept 30,
                                                   1997      1996      1996
            (in thousands), except ratios        --------- --------- ---------

            Tier 1 Capital
              Common Stockholders' Equity          29,211    25,534    24,983
            Tier 2 Capital
              Reserve for Possible Loan Losses      1,759     1,457     1,434
                                                 --------- --------- ---------
                 Total Qualifying Capital          30,970    26,991    26,417
                                                 ========= ========= =========

            Risk Weighted Assets                  138,898   114,750   112,762

            Tier 1 Capital Ratio                    21.03%    22.25%    22.16%
            Total Capital Ratio                     22.30%    23.52%    23.43%
            Tier 1 Leverage Ratio                   10.10%    10.26%    10.25%



    Common Stock Dividends

     For the third quarters of 1997 and 1996, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 55.10 percent during the 1997 third quarter and 53.41 percent during the 1996 third quarter. Cash on hand and due from banks averaged $16,600 thousand in the 1997 third quarter and $10,876 thousand in the 1996 third quarter. Federal funds sold averaged $21,739 thousand in the 1997 third quarter and $17,283 thousand in the 1996 third quarter.

     At September 30, 1997, investment securities at amortized cost, totaled $118,222 thousand, of which $50,601 thousand or 42.80 percent mature or reprice within one year, $55,589 thousand or 47.02 percent mature or reprice within two to five years, and $12,032 thousand or 10.18 percent mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

                                               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                              Three Months Ended September 30, 1997 and 1996
                                                                   (Thousands)

                                                                 1997                             1996
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $6,157      $72         4.64%    $1,423      $18         5.02%
            Federal Funds Sold                         21,739      298         5.44%    17,283      227         5.21%
            Investment Securities <F4>                110,201    1,742         6.27%    97,899    1,506         6.10%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,273       20         6.23%     1,185       16         5.36%
            Loans                                     134,351    3,265         9.64%   112,298    2,757         9.74%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets <F4>                273,721    5,397         7.82%   230,088    4,524         7.80%

            Allowance for Loan Losses                  (3,595)                          (3,360)
            Cash and Due from Banks                    10,443                            9,453
            Other Assets <F4>                          10,432                            8,834
                                                     ---------                        ---------
                 Total Assets                        $291,001                         $245,015
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $79,501     $574         2.86%   $75,115     $542         2.86%
            Time Deposits                             128,123    1,698         5.26%    97,487    1,278         5.20%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   207,624    2,272         4.34%   172,602    1,820         4.18%

            Securities Sold Under
              Repurchase Agreements                     8,340       90         4.28%     6,565       76         4.59%
            Long-term Debt                                 90        2         8.75%       180        4         8.91%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                216,054    2,364         4.34%   179,347    1,900         4.20%


            Demand Deposits                            42,548                           37,636
            Other Liabilities                           1,951                            1,613
                                                     ---------                        ---------
                 Total Liabilities                    260,553                          218,596
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity                30,448                           26,419
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity <F4>         $291,001                         $245,015
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.48%                            3.60%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS <F4>             $3,033         4.40%             $2,624         4.52%
                                                               ======== ============            ======== ============

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Net Interest Income and Average Balances
                                              Nine Months Ended September 30, 1997 and 1996
                                                                   (Thousands)

                                                                 1997                             1996
                                                     -------------------------------  -------------------------------
                                                      Average               Rate       Average               Rate
                                                      Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                                     --------- -------- ------------  --------- -------- ------------
            ASSETS
            Interest Bearing Balances Due from Banks   $4,629     $154         4.45%    $1,874      $75         5.33%
            Federal Funds Sold                         18,645      754         5.41%    19,376      762         5.24%
            Investment Securities <F5>                104,424    4,860         6.22%    93,892    4,277         6.07%
            Federal Reserve Bank and
                Federal Home Loan Bank Stocks           1,219       60         6.58%     1,137       51         5.98%
            Loans                                     125,993    9,084         9.64%   106,523    7,773         9.72%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Earning Assets                     254,910   14,912         7.82%   222,802   12,938         7.74%

            Allowance for Loan Losses                  (3,465)                          (3,398)
            Cash and Due from Banks                    10,574                            9,837
            Other Assets <F5>                           9,263                            8,799
                                                     ---------                        ---------
                 Total Assets                        $271,282                         $238,040
                                                     =========                        =========

            LIABILITIES

            Savings and Interest-
              Bearing Demand                          $78,916   $1,692         2.87%   $73,293   $1,570         2.85%
            Time Deposits                             114,258    4,477         5.24%    94,673    3,701         5.21%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Deposits                   193,174    6,169         4.27%   167,996    5,271         4.18%

            Securities Sold Under
              Repurchase Agreements                     7,139      228         4.27%     6,558      213         4.33%
            Long-term Debt                                 90        6         8.91%       180       11         8.25%
                                                     --------- --------               --------- --------
                 Total Interest-
                   Bearing Liabilities                200,403   $6,403         4.27%   174,704   $5,495         4.19%


            Demand Deposits                            39,907                           36,463
            Other Liabilities                           1,682                            1,496
                                                     ---------                        ---------
                 Total Liabilities                    241,992                          212,663
                                                     ---------                        ---------

            STOCKHOLDERS' EQUITY
            Common Stockholders' Equity <F5>           29,290                           25,377
                                                     ---------                        ---------
                 Total Liabilities and
                   Stockholders' Equity              $271,282                         $238,040
                                                     =========                        =========

            SPREAD ON INTEREST-BEARING FUNDS                                   3.55%                            3.55%

            NET INTEREST INCOME AND NET
              YIELD ON INTEREST-EARNING ASSETS                  $8,509         4.46%             $7,443         4.45%
                                                               ======== ============            ======== ============

<F5>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


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


                         MINDEN BANCSHARES, INC.



November 13, 1997          BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


November 13, 1997          BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer



                       Financial Data Schedule



                             EXHIBIT 27