Form 10KSB
period 1997-12-31
MINDEN BANCSHARES INC
filed 1998-03-31
CIK 889553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1997

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

   Issuers' revenues for its most recent fiscal year:  $22,493,000.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:
As of March 10, 1998 - $22,860,432.

     State the number of shares outstanding of each of the issuer's classes, of common equity, as of the latest practical date: As of March 10, 1998 - 280,511 shares Common Stock.

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

     The principal asset of Minden Bancshares is all of the outstanding stock of Minden Bank, all of which is owned by Minden Bancshares. As of December 31, 1997, Minden Bancshares had, on a consolidated basis, total assets of $292,078,000, total deposits of $248,183,000 and total stockholders' equity of $31,686,000. The principal executive offices of Minden Bancshares and its wholly owned subsidiary are located at 401 Main Street, Minden, Louisiana 71055.

     At December 31, 1997, Minden Bancshares' wholly owned subsidiary, Minden Bank, had 97 full time and 11 part time employees.

     Minden Bancshares and its subsidiary, Minden Bank, derive all of their income from banking and bank-related services. The holding company structure serves as a mechanism to enhance Minden Bank's ability to meet its customer's requirements for financial services and provides flexibility for expansion of Minden Bancshares' banking business.

SUBSIDIARY ENTITY

     Minden Bank is a state-chartered bank organized under the laws of Louisiana and is a member of the Federal Reserve System. Through its three locations in Minden, its branch location in Sarepta, Louisiana and its four branches in Shreveport, Louisiana , (See "ITEM 2 PROPERTIES" for descriptions) Minden Bank conducts a general banking and trust business. It is a full service bank offering (i) retail banking services, such as demand, savings and time deposits, money market checking, lending, safe deposit boxes, money orders, travelers checks and five ATM locations, (ii) commercial account services which include, in addition to above, commercial lending, stand-by letters of credit, wire transfers, and night depository services.

     Minden Bank's deposit base is such that the loss of one depositor or a group of depositors would not have a materially adverse effect on its business and earnings. Also, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. Minden Bank's business is not seasonal.

     At December 31, 1997, Minden Bank had total assets and deposits of $292,078,000 and $248,236,000 respectively.

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

     On May 21, 1997, Minden Bank acquired First Federal Savings Bank (FFSB) in Shreveport, Louisiana, described under "ITEM 2. PROPERTIES," merged it into Minden Bank and began operating the location as its Youree Drive Branch.
Minden Bank acquired assets of $35,289,000 and liabilities of $31,750,000. Minden Bank paid $5,411,200 cash for all of the outstanding stock of FFSB and accounted for the acquisition under the purchase method. The purchase price was $1,872,000 in excess of FFSB book value and was recorded as goodwill.

COMPETITION

     Minden  Bancshares is the largest bank holding company and Minden Bank  is
the  largest  bank  headquartered and located in Webster  Parish.   Through  its
banking subsidiary, Minden Bancshares services customers in Webster, Caddo and surrounding parishes. The Shreveport acquisitions discussed above are Minden Bank's only facilities located outside Webster Parish.

     Banking in the market area served by Minden Bank is highly competitive. Competition is provided by other financial holding companies and institutions located in Webster parish and throughout the State of Louisiana. Recently, Hibernia Corporation, headquartered in New Orleans, Louisiana, with statewide operations in Louisiana and portions of Texas through its banking subsidiary, Hibernia National Bank, and Peoples Holding Corporation, headquartered in Minden, Louisiana, with operations in Webster, Bossier and Claiborne Parishes through its subsidiary bank, Peoples Bank & Trust Company, announced the acquisition of Peoples Holding Corporation by Hibernia Corporation. The announcement advised that regulatory approvals should be received and the acquisition completed in September, 1998. Peoples Holding Corporation had consolidated assets of $228 million at December 31, 1997 and has been Minden Bank's main source of competition in the Minden, Louisiana area for many years Minden Bancshares and its banking subsidiary, Minden Bank, not only compete with other bank holding companies and banks, but with savings and loan associations, insurance companies, finance companies, credit unions, pension trusts, and other institutions that provide investment services to the public. Minden Bank anticipates intense competition from the established local, state, regional, and national banks and bank holding companies.

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

     FDIC Insurance Assessments

     Minden  Bank is subject to FDIC insurance assessments.  Effective  May  1,
1995, the FDIC revised the BIF assessment rates from 0.23% to 0.4% for the healthiest banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for the healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assessment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposits Insurance Funds Act of 1996 (Funds ) reduced the rates to 0.0% for the healthiest banks and 0.27% of weakest Oakar SAIF banks. Also, effective October 1, 1996, under the
Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997, for FICO bond servicing. The FICO assessments under BIF are at the annual rate of 0.01296% for 1997 and an 0.0648% under SAIF for 1997. Minden Bank had $3,990,000 of SAIF deposits in 1996 and had $4,469,000 of SAIF deposits in the 1997 first quarter with the assessment increasing to $35,834,110 effective June 30, 1997 with the FFSB acquisiiton. Minden Bank's Oakar deposits insured under the SAIF are the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank and the 1997 acquisition of FFSB.

     Selected Statistical Information

                             SELECTED FINANCIAL DATA

     The following selected financial data is not covered by the auditor's report and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" which are included later.

                                            Years Ended December 31,
                                            ------------------------
                                     1997     1996     1995     1994     1993
                                     ----     ----     ----     ----     ----
                                 (Dollars in thousands, except per share data)
Operations:
Interest Income                   $20,028   17,255   15,015   11,100   10,599
Interest Expense                    8,750    7,420    6,301    4,213    4,195
                                  -------   ------   ------   ------   ------
Net Interest Income                11,278    9,835    8,714    6,887    6,404
Provision for Loan Losses               _        _        _      270
                                  -------   ------   ------   ------   ------
Net Interest Income After
  Provision for Loan Losses        11,278    9,835    8,714    6,887    6,134
Noninterest Income                  2,465    2,208    1,804    1,128    1,353
Noninterest Expense                 6,278    5,359    5,233    3,740    3,721
                                  -------   ------   ------   ------   ------
Income Before Taxes                 7,465    6,684    5,285    4,275    3,766
Income Tax Expense                  2,384    2,073    1,617    1,336    1,214
                                  -------   ------   ------   ------   ------
Net Income                        $ 5,081    4,611    3,668    2,939    2,552
                                  =======   ======   ======   ======   ======
Per Share:
Earnings Per Share               $  18.11    16.43    13.07    10.43     8.84
Book Value at End of Period<F1>    112.96    98.15    85.55    67.74    66.07
Cash Dividends                       4.00     3.25     2.75     2.25     1.75
Total Shares Outstanding
  (thousands)                         281      281      281      281      283

Balances at End of Period:
Investment Securities            $124,916  105,231   88,525   90,057   86,417
Loans,
  net of unearned interest        136,889  115,346   99,381   66,225   57,728
Allowance for Possible
  Loan Losses                       3,603    3,306    3,397    3,395    3,354
Total Assets                      292,078  250,032  227,011  172,565  163,173
Deposits                          248,183  215,996  196,096  145,264  141,002
Stockholders' Equity               31,686   27,536   24,009   19,021   18,671


Average Balances:
Total Average Assets              277,084  241,234  210,199  169,353  163,207
Total Average Shareholders'
  Equity                           29,852   25,867   21,998   19,380   17,969

Ratios:
Return on Average Assets            1.83%    1.91%    1.75%    1.74%    1.56%
Return on Average Equity           17.02%   17.83%   16.67%   15.17%   14.20%
Average Stockholders' Equity
  to Average Assets                10.77%   10.72%   10.47%   11.44%   11.01%



<F1> These amounts reflect unrealized gains and losses on available for sale securities in the stockholders' equity section of the balance sheet, required upon the adoption of FASB 115 in 1994. The book value per share at the end of 1997, 1996, 1995 and 1994 without including the unrealized gains and losses on available for sale securities would have been $112.00, $97.88, $84.69 and $74.37, respectively.

                                   SELECTED STATISTICAL INFORMATION

                       CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                       YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                        TAXABLE EQUIVALENT BASIS
                                        ------------------------
                                              (in thousands)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                          1997                        1996
                                              --------------------------   -------------------------
                                               Average   Income/  Yield/   Average   Income/  Yield/
                                               Balance   Expense  Rate     Balance   Expense  Rate
                                              --------   ------  ------    -------   -------  ------
ASSETS
Earning Assets:
  Loans, net of
    unearned income <F2>                      $128,612    12,353   9.60%    108,349   10,572   9.76%
  Investment Securities:
    Taxable (available for sale)                92,517     5,643   6.10%     80,624    4,774   5.92%
    Nontaxable (held to maturity)               14,964     1,062   7.10%     14,635    1,032   7.05%
                                              --------    ------            -------   ------
      Total investment securities              107,481     6,705   6.24%     95,259    5,806   6.09%
  Federal funds sold                            18,771     1,018   5.42%     20,387    1,069   5.24%
  Interest-bearing balances with
    other banks                                  5,279       247   4.68%      1,887       97   5.14%
                                              --------    ------            -------   ------
      Total earning assets                     260,143    20,323   7.81%    225,882   17,544   7.77%
Allowance for loan losses                       (3,509)                      (3,386)
Unrealized gain (loss) on available
  for sale securities                              108                           27
Cash and due from banks                         10,660                        9,992
Other assets                                     9,682                        8,719
                                              --------                      -------
Total Assets                                  $277,084                      241,234
                                              ========                      =======

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits:
    Demand                                    $ 26,097       645   2.47%     24,316      604   2.48%
    Savings                                     53,413     1,636   3.06%     49,802    1,522   3.06%
    Certificates of deposit less
      than $100,000 and other time
      deposits                                  91,075     4,752   5.22%     75,385    3,923   5.20%
    Certificates of deposit of
      $100,000 or more                          25,966     1,386   5.34%     20,442    1,077   5.27%
                                              --------    ------            -------   ------
      Total interest-bearing
        deposits                               196,551     8,419   4.28%    169,945    7,126   4.19%
Securities sold under agreements to
  repurchase                                     7,589       324   4.27%      6,300      279   4.43%
Notes payable                                       72         7   8.75%        162       15   9.26%
                                              --------    ------            -------   ------
      Total interest-bearing
        liabilities                            204,212     8,750   4.28%    176,407    7,420   4.21%
Noninterest-bearing demand deposits             41,137                       37,327
Other liabilities                                1,883                        1,633
Stockholders' equity                            29,852                       25,867
                                              --------                      -------
       Total liabilities and
         stockholders' equity                 $277,084                      241,234
                                              ========                      =======

Net interest income/net interest spread                   11,573   3.53%              10,124   3.56%
                                                                  =====                        =====

Net yield on earning assets                                        4.45%                       4.48%
                                                                  =====                       =====

Taxable equivalent adjustment:
  Nontaxable (held to maturity)
   investment securities                                     295                         289
                                                          ------                      ------
Net interest income                                       11,278                       9,835
                                                          ======                      ======

<F2> Loans on nonaccrual status have been included in the computation of average balances.

                                                SELECTED STATISTICAL INFORMATION

                                    CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                                    YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                                     TAXABLE EQUIVALENT BASIS
                                                     ------------------------
                                                          (in thousands)
                                                                                              Variance Increase (Decrease)
                                                                         Interest                   Attributable To
                                                    Volume             Income/Expense      -----------------------------------
                                              Increase (Decrease)    Increase (Decrease)        1997               1996
                                            -----------------------  -------------------   ----------------   ----------------
                                             1997-1996   1996-1995      1997    1996       Volume  Rate<F3>   Volume  Rate<F3>
                                             ---------   ---------      ----    ----       ------  --------   ------  --------
ASSETS
Earning Assets:
  Loans, net of
    unearned income                           $20,263      20,852      1,781   1,908       1,978     (197)    2,061     (153)
  Investment Securities:
    Taxable (available for sale)               11,893       2,842        870     181         704      166       165       16
    Nontaxable (held to maturity)                 329       2,231         29     147          23        6       159      (12)
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total investment securities              12,222       5,073        899     328         727      172       324        4
  Federal funds sold
  Interest-bearing balances with other banks   (1,616)      2,202        (51)     26         (85)      34       126     (100)
      Total earning assets                      3,392         239        150      21         174      (24)       11       10
                                             --------    --------     ------  ------      ------  -------    ------  -------
Allowance for loan losses                      34,261      28,366      2,779   2,283       2,794      (15)    2,522     (239)
                                             --------    --------     ------  ------      ------  -------    ------  -------
Unrealized gain (loss) on available
  for sale securities
Cash and due from banks
Other assets
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                    $ 1,781       2,642         41      61          44       (3)       66       (5)
    Savings                                     3,611       5,300        114     205         111        3       152       53
    Certificates of deposit
      less than $100,000
      and other time deposits                  15,690       8,653        829     674         816       13       419      255
    Certificates of deposit
      of $100,000 or more                       5,524       4,794        309     177         291       18       275      (98)
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total interest-bearing deposits          26,606      21,389      1,293   1,117       1,262       31       912      205
    Securities sold under agreements
      to repurchase                             1,289        (532)        45      11          57      (12)      (21)      32
    Notes payable                                 (90)        (90)        (8)     (9)         (8)       0        (8)      (1)
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total interest-bearing liabilities       27,805      20,767      1,330   1,119       1,311       19       883      236
                                             --------    --------     ------  ------      ------  -------    ------  -------
Noninterest-bearing demand deposits
Other liabilities
Stockholders' equity
      Total liabilities and
        stockholders' equity
Net increase in net earning assets            $ 6,456       7,599      1,449   1,164       1,483      (34)    1,639     (475)
                                            =========   =========     ======  ======      ======  =======   =======  =======
Net yield on earning assets

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

                          INVESTMENT SECURITIES PORTFOLIO
                          -------------------------------

     The carrying amounts of investment securities held by Minden Bank & Trust Company ("Minden Bank"), the wholly owned banking subsidiary of Minden Bancshares, Inc. ("Minden Bancshares") at the dates indicated are summarized as follows (in thousands):

                                                      December 31,
                                               1997       1996       1995
                                           ----------  ---------  ---------
Held to Maturity:
 State and Political Subdivisions           $ 16,502     14,784     14,443
                                           ----------  ---------  ---------
Available for Sale:
 U.S. Treasury and Agency                    108,005     90,334     73,721
 Federal Reserve Bank Stock                    1,400      1,205      1,037
                                           ----------  ---------  ----------
                                             109,405     91,539     74,758
 Unrealized Gains (losses)                       409        113        361
                                           ----------  ---------  ----------
      Total Available for Sale Securities    109,814     91,652     75,119
                                           ----------  ---------  ----------
Total Investment Securities                $ 126,316    106,436     89,562
                                           ==========  =========  ==========


     Minden Bank did not own an aggregate book value of securities in any one issuer that exceeded 10% of total equity capital.


     The following table shows maturities of investment securities (in thou-sands) at amortized cost held by Minden Bank at December 31, 1997 together with the weighted average yields:

                           U.S.    Weighted   State and   Weighted                 Weighted
                       Government   Average   Political    Average       Other      Average
                       & Treasury    Yield  Subdivisions   Yield<F4>  Securities     Yield
                       ----------  -------- ------------  --------    ----------    --------
Due 1 year or less     $ 41,710      5.92%         459      8.08%        1,400       6.00%
Due after 1 year
     through 5 years     60,756      6.18%       5,879      7.15%            _          _
Due after 5 years
     through 10 years         -         -        7,929      7.48%            _          _
Due after 10 years        5,539      6.33%       2,235      7.20%            _          _
                       ----------  --------  -----------  --------    ----------    --------

Total                  $108,005      6.09%      16,502      7.35%        1,400       6.00%
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

                                LOAN PORTFOLIO
                                --------------

     There are no foreign loans in Minden Bank's loan portfolio. The amount of loans outstanding for the indicated years are shown in the following table ac-cording to type of loan (in thousands):

                                                                 December 31,
                                                              1997         1996
                                                             ------       ------
Commercial, financial and agricultural loans               $ 33,673       31,567
Construction loans secured by real estate                     3,778        3,381
Other loans secured by real estate                           75,237       60,025
Installment and single payment loans                         22,186       18,143
Other loans                                                   2,178        2,368
                                                            -------      -------
         Total Loans                                       $137,052      115,484

Less: Unearned income                                           163          138
      Reserve for possible loan losses                        3,603        3,306
                                                            -------      -------
         Net Loans                                         $133,286      112,040
                                                           ========      =======

     The following table presents maturities and interest rate sensitivity with respect to selected loan categories as of December 31, 1997. Maturities, which are presented in thousands, are based on remaining scheduled repayments of principal.

                                      Due       Over One
                                    One Year  Year Through    Over
    Loan Category                   or Less    Five Years  Five Years     Total
                                    --------   ----------  ----------    -------
Commercial, financial and
   agricultural                     $15,371      17,020       1,282      $33,673
Construction loans secured
   by real estate                     1,644       2,110          24        3,778
                                     ------      ------       -----       ------
Total                               $17,015      19,130       1,306      $37,451
                                    =======      ======       =====      =======

Loans due after one year:

   Having Predetermined Interest Rates                                   $16,302
   Having Floating Interest Rates                                          4,134
                                                                         -------
       Total                                                             $20,436
                                                                         =======
                        RISK ELEMENTS IN LOAN PORTFOLIO

     The following table sets forth the nonperforming assets at December 31, 1997 and December 31, 1996 (in thousands).
                                                     Years Ended December 31,
                                                       1997           1996
                                                      ------         ------
Nonaccrual (Impaired-Cash Basis) Loans                $  562         $  355
Past-Due Loans                                           587            510
Restructured Loans                                         0              0
                                                      ------         ------

Total Non-performing Loans                             1,149            865
Other Real Estate Loans                                  278            217
                                                      ------         ------
Total Non-performing Assets                           $1,427         $1,082
                                                      ======         ======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of December 31, 1997 these loans totaled $71 thousand as compared to $501 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, any probable under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.41% of total loans at December 31, 1997 and 0.31% of total loans at December 31, 1996. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $68,000 for the year ended December 31, 1997 and $36,000 for the year ended December 31, 1996. Interest income included cash basis interest of $108,000 in 1997 and $60,000 in 1996. Cash basis interest provided increase of 2 basis points in the yield on average loans for 1997 and 1996. Interest income for 1997 did not include any interest on restructured loans and 1996 included $4,000.

     Management groups small homogenous loans - residential mortgage, consumer installment and small business loans of $20 thousand or less - collectively for evaluation due to the inability to obtain customer cash flow information to pro-ject future collections. Due to the inability to project future cash flows, all of the nonaccrual (impaired) loans discussed are valuated based upon net realiz-able value of underlying collateral. Loans which become past due 90 days or more, unless due to seasonal fluctuations, are reviewed for impairment.

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

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------

     The following table summarizes the balance in the allowance for loan losses of Minden Bank at the end of each period, changes in the allowance arising from charge-offs and recoveries by category and the provision charged to expense for the fiscal years ended December 31, 1997 and December 31, 1996:

                                                        Years Ended December 31,
                                                          1997            1996
                                                          ----            ----
                                                         (Amounts are in 000's)
Balance at beginning of period                          $3,306           3,397
  Charge-Offs-All Domestic
    Commercial, financial & agricultural                    42              78
    Real Estate - construction                              87              _
    Real Estate - mortgage                                  36              10
    Installment loans to individuals                       150             156
    Lease financing                                         -               -
    Foreign                                                 -               -
                                                        ------           -----
        Total                                              315             244
                                                        ------           -----
  Recoveries-All Domestic
    Commercial, financial & agricultural                    -               -
    Real Estate - construction                              -               -
    Real Estate - mortgage                                 294              85
    Installment loans to individuals                        65              68
    Lease financing                                         -               -
    Foreign                                                 -               -
                                                        ------           -----
        Total                                              359             153
                                                        ------           -----
  Net charge-offs (recoveries)                             (44)             91
  Additions charged to operations                           -               -
  Acquired in First Federal Savings Bank acquisition       253              -
  Balance at end of period                              $3,603           3,306
                                                        ======           =====
  Ratio of net charge-offs during the period
    to average loans outstanding during the period       (0.03%)          0.08%

     The reserve of Minden Bank is based upon management's analysis of the portfolio and current and expected economic conditions. This analysis includes a study of loss experience, internal loan reviews, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. In addition, since 1989, management has attempted to maintain its reserve in an amount equal to or greater than its nonperforming assets. This objective has been achieved with the reserve account being 2.63% and 2.87% of total loans at December 31, 1997 and 1996, respectively.

                ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES
                ----------------------------------------------
     Management has allocated the reserve for possible loan losses according to amounts deemed reasonably necessary to provide for possible losses within the categories of loans set forth in the table below. In determining the allocation, management reviews loans monthly taking into consideration each borrower's abil-ity to repay, repayment record, past credit history and underlying collateral values before classifying a loan to our watch list as (1) watch list, (2) sub-standard, or (3) non-accrual. Specific reserves are allocated to the loans placed on the watch list based upon individual factors. All other loans are assigned a 2.5% loss factor except to the extent loans are not secured by cash or the government. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the special amounts or loan categories in which charge-offs may ultimately occur. The amount of the reserve applicable to each category and the percentage of loans in each category to loans are presented below.

                                              For the Years Ended December 31
                                                 1997                1996
                                           ----------------    ---------------
                                                     (amounts are in 000's)
                                                   % of                  % of
                                                   Loans in            Loans in
                                           Amount  Category    Amount  Category
                                           ------  --------    ------  --------
Commercial, financial
  and agricultural                         $  901     25%         893     27%
Construction loans
  secured by real estate                       72      2%          99      3%
Other loans secured by
  real estate                               1,982     55%       1,719     52%
Installment and single payment                576     16%         529     16%
Foreign                                         _      _            _      _
Other                                          72      2%          66      2%
                                           ------    ----       -----    ----
Total                                      $3,603    100%       3,306    100%
                                           ======    ====       =====    ====

                        OTHER INTEREST-BEARING ASSETS
                        -----------------------------

     There were no other "nonperforming interest-bearing assets" held by Minden Bank at December 31, 1997 or 1996.

             DEPOSITS - AVERAGE BALANCES AND AVERAGE RATES PAID
             --------------------------------------------------

     The daily average amounts of deposits (in 000's) together with the rates paid on such deposits is presented below for the periods indicated:

                                                       Years Ended December 31,
                                                          1997           1996
                                                       ---------      ---------
Noninterest-bearing demand deposits                    $ 41,137         37,327
Rate Paid                                                     0%             0%
Interest-bearing demand deposits                       $ 26,097         24,316
Rate Paid                                                  2.47%          2.48%
Savings Deposits                                       $ 53,413         49,802
Rate Paid                                                  3.06%          3.06%
Time Deposits                                          $117,041         95,827
Rate Paid                                                  5.24%          5.22%
Total interest-bearing deposits                        $196,551        169,945
Total deposits                                         $237,688        207,272
Average Rate Paid                                          3.54%          3.44%


        MATURITIES SCHEDULE FOR TIME CERTIFICATES OF DEPOSITS OVER $100,000
        -------------------------------------------------------------------

     Maturity schedules for time certificates of deposit of more than $100,000 are presented below (in 000's) for the dates indicated:
                                                        Year Ended
                                                       December 31,    Average
                                                           1997          Rate
                                                       -----------     -------
3 months or less                                         $17,026         5.37%
Over 3 months through 12 months                            9,072         5.33%
Over 12 months                                             2,409         5.63%
                                                         -------        ------

Total outstanding                                        $28,507         5.38%
                                                         =======        ======
                        RETURN ON EQUITY AND ASSETS
                        ---------------------------

     The following table presents the net income, average assets, average equity, return on assets (net income divided by average assets), return on equity (net income divided by average equity) and equity to assets ratio (average equity divided by average assets) for the periods indicated:

                                                        Years Ended December 31,
                                                          1997           1996
                                                        -----------  -----------
                                                            (amounts in 000's)
Net Income                                              $  5,081       $  4,611
Average Assets                                           277,084        241,234
Average Equity                                            29,852         25,867
Return on Average Assets                                    1.83%          1.91%
Return on Average Equity                                   17.02%         17.83%
Dividend Payment Ratio                                     22.08%         19.77%
Average Equity to Average
   Assets Ratio                                            10.77%         10.72%

ITEM 2.   PROPERTIES

     Minden Bank has eight banking locations including the main office, which are all owned by Minden Bank.

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

     The four Shreveport branches are located and described as follows:

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

     4. 6601 Youree Drive. This branch consists of approximately 3,000 total square feet of office space all of which is occupied by Minden Bank.

                                     PART II

ITEM 5.   MARKET FOR MINDEN BANCSHARES' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Minden Bancshares' Common Stock is not traded on any exchange and there is no established public trading market. The transfer of stock represents a process between buyers and sellers and prices of stock are not always reported to Minden Bancshares' management. During the first quarter 1996, there was one transfer for 200 shares for which no price was reported. During the second quarter of 1996, there were five transfers totaling 811 shares of which the price of one transfer of 94 shares for which price was reported of $76.00.
There was one transfer in the third quarter of 1996 of 147 shares at a reported price of $85.00. There was one transfer in the fourth quarter of 1996 of 316 shares for which no price was reported. Minden Bancshares purchased into Treasury 31 shares from one shareholder for $76.00 in the second quarter, 1996 and 78 shares from one shareholder for $80.00 in the third quarter 1996. During the first quarter of 1997, there were five transfers totaling 1,812 shares with one transfer of 312 shares reported at price of $100.00. During the second quarter of 1997, there were two transfers totaling 2,235 shares for which no prices were reported. During the third quarter of 1997, there were three transfers totaling 4,062 shares with one transfer of 120 shares reporting price of $120.00. During the fourth quarter of 1997, there were three transfers totaling 609 shares with one transfer of 369 shares reporting price of $102.98, one transfer of 120 shares reporting price of $120.00 and one transfer of 120 shares reporting price of $125.00. Minden Bancshares purchased into Treasury
38 shares from one shareholder for $92.00 in the second quarter of 1997.

     Minden Bancshares declared and paid semi-annual dividends during 1997 and 1996 as listed.

                   1997    1996
                  -----   -----
First half        $ .75   $ .65
Second half        3.25    2.60
                  -----   -----
   Totals         $4.00   $3.25
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

     At December 31, 1997, Minden Bancshares had approximately 461 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with Minden
Bancshares historical financial statements, notes and charts appearing elsewhere herein.

                          FINANCIAL PERFORMANCE OVERVIEW
                          ------------------------------

     Two key measures of profitability used by the banking industry are return on average assets (ROA) and return on average equity (ROE). For the year ended December 31, 1997, Minden Bancshares ROA was 1.83% compared to 1.91% for the year ended December 31, 1996 and 1.75% for the year ended December 31, 1995. ROE, a measure of the effective use of shareholders' investment, was 17.02% in 1997, compared to 17.83% in 1996 and 16.67% in 1995. Minden Bancshares' results for both ROE and ROA for the years 1997, 1996 and 1995 compare favorably to the ROA and ROE of banks of similar size.
     Another financial indicator used in the banking industry is net interest margin which is a measure that demonstrates the effectiveness of a bank in man-aging the yield derived from earning assets. Net interest margin is the net yield which earnings from interest represent on total average earning assets. Key factors affecting net interest margin are the level of interest rates, the amount of noninterest-bearing funds supporting earning assets, net interest spread (which is defined as the difference between the annualized yield on average earning assets on a tax equivalent basis and the annualized rate on funds) and the level of earning assets which may be affected by nonaccrual and restructured loans.
     The following table sets forth the net interest margin and net interest spread on a tax equivalent basis for Minden Bancshares on a consolidated basis for the years ended December 31, 1997, 1996 and 1995:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          1997    1996    1995
Net Interest Margin - Tax Equivalent                      4.45%   4.48%   4.53%
Net Interest Spread - Tax Equivalent                      3.53%   3.56%   3.68%

     The decrease in Minden Bank's net interest margin for the period ended December 31, 1997 is due to lower net interest margin of FFSB being consolidated into Minden Bank and Minden Brancshares. The decrease in Minden Bank's net in-terest margin for the period ended December 31, 1996 was due to decrease in overall interest rates.

                                RESULTS OF OPERATIONS
                                ---------------------

     Minden Bancshares' net income increased in each of its last three years. Net income for Minden Bancshares was $5,081,000 for the year ended December 31, 1997, an increase of $470,000 or 10.19% over net income of $4,661,000 in 1996 which increased by $943,000 or 25.71% over net income for 1995. The increase in 1997 net income of 10.19% over 1996 is attributable to the acquisition of FFSB along with continued deposit growth. The increase in 1996 net income of 25.71% over 1995 is due to an entire year's operation on the three Shreveport branches accompanied by increased loan and deposit growth.
     The following is a comparison of per share earnings of Minden Bancshares for the years ended December 31, 1997, 1996 and 1995 which reflects the change in net income:

                                                    12 Months Ended December 31,
                                                       1997     1996     1995
                                                       -----    -----    -----
Earnings Per Share:                                   $18.11   $16.43   $13.07

                        NET INTEREST INCOME (TAX EQUIVALENT BASIS)
                        ------------------------------------------

     Net interest income, the difference between interest income and interest expense, is the prime component of Minden Bancshares' earnings. During 1997, tax equivalent net interest income was $11,573,000 on average earning assets of $260,143,000 which represents a net interest margin of 4.45% compared to 4.48% on tax equivalent net interest income of $10,124,000 on average earning assets of $225,882,000 for 1996. Interest income for 1997 increased by $2,779,000 or 15.84% over 1996. Of the $2,779,000 increase in interest income, $757,000 of the increase resulted from increase in loan volume as the result of the FFSB acquisition and $1,024,000 of the increase resulted from other loan volume increases for total of $1,781,000 increase in interest income on loans. In-terest income on investment securities increased by $883,000 or 16.21% from the FFSB acquisition and deposit growth. Interest expense for 1997 increased by $1,330,000 or 17.92% over 1996. Of the $1,330,000 increase in interest expense, $927,000 is attributable to the FFSB acquisition with difference occurring from deposit growth.
     In 1996, tax equivalent net interest income of Minden Bancshares was $10,124,000, an increase of $1,164,000 or 12.99% over the previous year of 1995. The increase of 12.99% in net interest income for 1996 when compared to the prior year was attributable to an entire year's operation of the three Shreve-port branches acquired March 24, 1995 along with increased loan demand and deposit growth.

                        NET YIELD ON EARNINGS ASSETS/SPREAD
                        -----------------------------------
     Minden Bancshares' net interest income is influenced by changes in interest rates as well as volume.
     Average earning assets of Minden Bancshares consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks, for 1997 increased $34,261,000 or 15.17% over 1996.
     The yield on interest-earning assets increased to 7.81% during 1997 from 7.77% during 1996 mainly from the acquisition of FFSB and continued loan and deposit growth.
     Average interest-bearing liabilities increased $27,805,000 or approximate-ly 15.76% during 1997 when compared to the prior year. The average cost of these funds increased from 4.21% in 1996 to 4.28% in 1997. Net interest margin de-creased to 4.45% in 1997 from 4.48% in 1996. The net interest margin was reduced primarily from the acquisition of FFSB, whose net interest margin was lower than Minden Bank's at the time of acquisition.
     During 1996, average earning assets increased $28,366,000 or 14.36% when compared to average earning assets of approximately $197,516,000 for the prior year. Average interest-bearing liabilities increased $20,767,000 or 13.34% during 1996 when compared to average interest-bearing liabilities of $155,640,000 for 1995. Net interest margin decreased to 4.48% for 1996 when compared to net interest margin of 4.53% for 1995. The decrease in net interest margin during 1996 was mainly from lower interest rates.
     Management anticipates that the net interest margin for 1998 will compare with 1997 or increase slightly.

                                 EARNING ASSETS
                                 --------------

     Average assets at Minden Bancshares increased during each of the last three fiscal years. During 1997, average assets increased $35,850,000 or 14.86% over 1996. In 1996, average assets increased $31,035,000 or 14.76% over 1995.
     Average earning assets of Minden Bancshares, consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks increased over the last three fiscal years. In 1997, average earning assets of Minden Bancshares increased $34,261,000 or 15.17%
over 1996. During 1996, average earning assets increased by $28,366,000 or 14.36% over average earning assets in 1995.
     Consolidated average earning assets of Minden Bancshares increased in 1997 by $34,261,000. Average loans increased $20,263,000 in 1997 to $128,612,000 as compared to an increase of $28,366,000 in 1996 to $108,349,000. Of the $20,263,000 increase in average loans for 1997 over 1996, $8,918,000 was attributable to the FFSB acquisition with balance having been derived from increased loan demand. The entire increase of $28,366,000 for 1996 over 1995 was from increased loan demand. The following table summarizes loan activities for the periods indicated:
                                                For The Years Ended December 31,
                                                  1997        1996        1995
                                                -------      ------      ------
                                                       (dollars in 000's)
Average Loans                                   $128,612     108,349     87,497
Dollar Change                                     20,263      20,852     26,376
Percent Change                                     18.70%      23.83%     43.15%

Interest                                        $ 12,353      10,572      8,664
Dollar Change                                      1,781       1,908      2,819
Percent Change                                     16.85%      22.02%     48.23%

Yield                                               9.60%       9.76%      9.90%
Change                                             (0.16%)     (0.14%)     0.34%

     Minden Bank's investment portfolio is another primary source of earnings. Securities purchased are primarily low risk and are purchased as long term investments. Management maintains the portfolio to provide marketability and risk diversification. Securities transactions are not entered into in anticipa-tion of taking gains on short term price movements. In addition, restructuring activities are infrequent and are carried out in conjunction with a prudent overall business plan which does not result in a pattern of gains being realized and losses being deferred on investment securities.
     Average investment securities increased in 1997 and 1996. As Minden Bank's average earning assets increased significantly in 1997 and 1996, the amounts in investment securities increased by lesser amounts due to loan funding require-ments. Available funds were used by management to purchase taxable and tax-exempt securities in 1997 and 1996.
     The following table summarizes investment activities for the periods indicated:
                                                For The Years Ended December 31,
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                       (dollars in 000's)
Investment Securities
  (Average Balances at Amortized Cost)
U.S. Treasury & Other                             $ 34,979    42,345    45,372
U.S. Government Agencies                            57,538    38,279    32,410
State and Political Subdivisions                    14,964    14,635    12,404
                                                  --------   -------   -------
Total                                             $107,481    95,259    90,186
                                                  ========    ======    ======
Dollar Increase (decrease)                        $ 12,222     5,073      (648)
Percent Increase (decrease)                          12.83%     5.63%    (0.71%)
Interest Income
U.S. Treasury & Other                             $  2,198     2,654     2,675
U.S. Government Agencies                             3,445     2,120     1,918
State and Political Subdivisions                       767       743       639
                                                  --------    ------    ------
Total                                             $  6,410     5,517     5,232
                                                  ========    ======    ======

    Federal funds sold, another major component of average earning assets, de-creased to $18,771,000 or 7.93% in 1997 from $20,387,000 for the prior year. The yield on federal funds sold increased to 5.42% for 1997 from 5.24% for the prior year.

                                INTEREST-BEARING DEPOSITS
                                -------------------------

     Average noninterest-bearing deposits increased to $41,137,000 in 1997, an increase of $3,810,000 or 10.21% over the prior year. In 1997, average interest-bearing deposits increased to $196,551,000, a $26,606,000 or 15.66% increase over the prior year. Of the $26,606,000 increase in average interest-bearing deposits in 1997 over 1996, $17,638,000 was attributable to the FFSB acquisition while only $160,000 of the noninterest-bearing liabilities was attributable.
     The following table reflects average interest-bearing deposit activities for the periods indicated:
                                                For the Years Ended December 31,
                                                  1997       1996       1995
                                                -------    -------     -------
                                                      (dollars in 000's)
Average Interest-Bearing Demand                $ 26,097     24,316      21,674
Dollar Change                                     1,781      2,642       4,260
Percent Change                                     7.32%     12.19%      24.46%

Interest Expense                               $    645        604         543
Dollar Change                                        41         61         109
Percent Change                                     6.79%     11.23%      25.12%

Yield                                              2.48%      2.48%       2.50%
Change                                             0.00%     (0.02%)      0.01%

Average Savings Deposits                       $ 53,413     49,806      44,502
Dollar Change                                     3,607      5,304       7,146
Percent Change                                     7.24%     11.92%      19.13%

Interest Expense                               $  1,636      1,522       1,317
Dollar Change                                       114        205         354
Percent Change                                     7.49%     15.57%      36.76%

Yield                                              3.06%      3.06%       2.95%
Change                                             0.00%      0.11%       0.37%

Average Other Time Deposits                    $117,041     95,827      82,380
Dollar Change                                    21,214     13,447      14,828
Percent Change                                    22.14%     16.32%      21.95%

Interest Expense                               $  6,138      5,000       4,149
Dollar Change                                     1,138        851       1,487
Percent Change                                    22.76%     20.51%      55.86%

Yield                                             5.24%       5.22%       5.04%
Change                                            0.02%       0.18%       1.10%

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

     No provision was charged to income in 1997 or 1996. Net recoveries for 1997 increased by $388,000 to $297,000 when compared to net charge-offs of $91,000 for 1996. The net recoveries for 1997 of $297,000 include $253,000 of loan reserve acquired in the FFSB acquisition. Management was of the belief that no provision for 1997 was needed although loans had increased by $21,543,000 to $136,889,000 from $115,346,000 at December 31, 1996. The reserve for loan losses was $3,603,000 or 2.63% of total loans outstanding as of December 31, 1997 com-pared to $3,306,000 or 2.87% of total loans outstanding as of December 31, 1996.

     The net loan charge-offs in 1996 were $91,000 as compared to net loan re-coveries in 1995 of $2,000. Net charge-offs as a percentage of average loans for 1996 was 0.08% as compared to net recoveries of 0.00% for 1995. The net loans outstanding at December 31, 1996 increased by $15,965,000 to $115,346,000 when compared to net loans outstanding at December 31, 1995 of $99,381,000. The reserve for possible loan losses at December 31, 1996 decreased by $91,000 to $3,306,000 when compared to December 31, 1995.

     The following table summarizes provision and allowance activities for the periods indicated:
                                                For the Years Ended December 31,
                                                   1997       1996       1995
                                                 -------    -------    -------
                                                       (dollars in 000's)
Loans, Net                                      $136,889    115,346     99,381
Allowance for Possible Loan Losses                 3,603      3,306      3,397
Percent of Loans                                    2.63%      2.87%      3.42%
Provision for Possible Loan Losses              $      0          0          0
Net Charge-Offs (recoveries)                        (297)        91         (2)
Percent of Average Loans                           (0.22%)     0.08%     (0.00%)

                                NONINTEREST INCOME
                                ------------------

     Noninterest income consists primarily of service charges, trust department fees and other fees and commissions. During 1997, noninterest income increased by $257,000 to $2,465,000, or 11.64% over 1996, due to new services provided and increased fees for services provided. Of the $257,000 increase in noninterest income for 1997 over 1996, $152,000 was for loan origination and service release fees on home mortgage loans originating at the Youree Drive Branch (formerly First Federal savings Bank) and gain on sale of investment securities was re-flected in the amount of $81,000. During 1996, noninterest income increased by $404,000 to $2,208,000 or 22.39% from 1995. The increase in noninterest income of $404,000 for 1996 was due primarily to increased fees for services provided.

                                NONINTEREST EXPENSE
                                -------------------

     This category of expense includes salaries, employee benefits, occupancy expense, furniture and equipment expense and other expenses. Total noninterest expenses (total operating expenses) for 1997 amounted to $6,278,000, a $919,000 or 17.15% increase over total operating expenses for 1996. The increase in total operating expenses in 1997 over 1996 was attributable in part to the acquisition of FFSB and its operation as our "Youree Drive" branch. Of the $302,000 increase in salaries and employee benefits for 1997 over 1996, $183,000 was attributable to the Youree Drive Branch with the balance being attributable to staff and salary increases. Of the $59,000 increase in occupancy expense, $32,000 was applicable to the Youree Drive branch. Also included in occupancy expense for 1997, were $84,000 expended for repairs of the Line Avenue Branch. Of the $116,000 increase in capital stock tax for 1997, $36,000 was attributable to the FFSB acquisition. Of the $320,000 increase in other operating expenses for 1997, $65,000 was applicable to furniture and equipment expense for the Youree Drive Branch and $54,000 was applicable to the purchase of a long-term data processing contract which FFSB had entered into prior to purchase and for the conversion of data onto Minden Bank's computer system, and $146,000 was expended for adver-tising during 1997 as compared to $63,000 for 1996.
     Total operating expenses for 1996 were $5,359,000 an increase of $126,000 or 2.41% when compared to total operating expenses for 1995. The increase in total operating expenses in 1996 as compared to 1995 was attributable to an entire year's operation of the three Shreveport branches acquired in 1995.

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

      The loan to deposit ratio at Minden Bank averaged 54.11% during 1997 compared to 52.27% in 1996 and 48.66% in 1995. Average federal funds sold were $18,771,000, $20,387,000 and $18,185,000, respectively during 1997, 1996 and
1995. Additionally, at December 31, 1997, Minden Bank had investment securities with an amortized cost of $125,909,000, of which $51,186,000 or 40.65% mature within one year, $62,554,000 or 49.68% mature within two to five years, and $12,169,000 or 9.67% mature in over five years. Additional sources of liquidity which are available, are borrowing from the Federal Reserve Bank as a member bank and the purchase of federal funds on a daily basis from other banks. Minden Bancshares does not anticipate any events which will require liquidity beyond that which is available from the above referenced sources.


                            INTEREST RATE SENSITIVITY
                            -------------------------

      The interest rate sensitivity of Minden Bancshares' assets and liabilities provides an indication of the extent to which Minden Bancshares' net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities which is referred to as the "Gap". The table below presents Minden Bancshares' Gap position at December 31, 1997:

                                                After 3    After 6
                                     Within     Within     Within       After     Year End
                                    3 Months   6 Months   12 Months   One Year     Balance
                                  ----------   --------   ---------   --------  ----------
                                               (dollars in 000's)
Earning Assets:
Loans                             $  50,058     12,263      17,767     56,801   $ 136,889
Securities available for sale        24,221     15,906      12,382     58,115     109,814
Securities held to maturity             340        110           -     16,052      16,502
All other                            10,536          _           _          _      10,536
                                  ----------   --------   ---------   --------  ----------
Total Earning Assets               $ 85,155     27,469      30,149    130,968   $ 273,741
                                  ----------   --------   ---------   --------  ----------
Funding Sources:

Time deposits                      $ 46,612      26,080     32,292     19,879    $124,863
Other interest-bearing deposits      81,275           _          _          _      81,275
Securities sold under agreements
     to repurchase                    6,297          20      1,842      2,650      10,809
Noninterest-bearing sources               _           _          _     56,794      56,794
                                  ----------   ---------   --------   --------  ----------
Total Funding Sources             $ 134,184      26,100     34,134     79,323   $ 273,741
                                  ----------   ---------   --------   --------  ----------

Gap Summary:
Periodic  net  earning  assets    $ (49,029)      1,369     (3,985)    51,645   $        _
                                  ----------   ---------   --------   --------  ----------
Cumulative  net  earning  assets  $ (49,029)    (47,660)   (51,645)         -   $        -
                                  ==========   ==========  ========   ========  ==========
Periodic net earning assets/
     Total earning assets            (17.91%)       0.50%    (1.46%)    18.87%           _
Cumulative ratio of earning assets
     to interest-bearing liabilities (17.91%)     (17.41%)  (18.87%)        _            -

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


                                CAPITAL ADEQUACY
                                ----------------

     Risk based capital guidelines issued by the Federal Reserve Board became effective March 15, 1989. The guidelines require minimum levels of capital based upon a risk rating of the contingent obligations. A minimum of 8% of total cap-ital to risk-adjusted assets will be required, of which one-half of the 8% must consist primarily of tangible common shareholders equity ("Tier 1 Capital"). At December 31, 1997, Minden Bancshares' Tier 1 capital ratio was 19.90% and its total risk based capital ratio was 21.17% under the most restrictive, fully phased in, risk based guidelines.

     In addition, effective September 7, 1990, the Federal Reserve Board imple-mented an additional 3% minimum Tier 1 leverage ratio (the "Leverage Ratio") to be maintained in conjunction with the risk based capital standard. The Leverage Ratio gauges the amount of Tier 1 capital (less certain intangibles including goodwill) to total average assets (less certain intangibles including goodwill). At December 31, 1997, Minden Bancshares' Leverage Ratio was 9.59%. The Federal Reserve Board can require a bank to maintain a Leverage Ratio greater than 3% if, in its opinion, the bank is anticipating significant growth or is operating with less than well diversified risks.


                                INFLATION
                                ---------
     Inflation has a significant impact on the growth of total assets in the banking industry. It requires increases in equity capital at higher than normal rates in order to maintain an appropriate equity to asset ratio. Minden Banc-shares presently has the intent and ability to maintain proper equity to asset ratios primarily by periodically adjusting its pricing of services and banking products to take into consideration current costs. The consolidated financial statements and related financial data of Minden Bancshares have been prepared in accordance with generally accepted accounting principles which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.


                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------
     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, Earnings per Share, effective for financial statements for both in-terim and annual periods ending after December 15, 1997. SFAS 128 provides for revised calculation of earnings per share to compare with current international reporting and provides for computation of earnings per share from continuing operations and earnings per share of net income along with disclosures of the respective computations. Since the Company is of simple capital structure with only one class of common stock outstanding, management does not anticipate any material impact by SFAS 128 in the calculation of the respective earnings per share computation and disclosures.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 129, Disclosure of Information about Capital Structure, effective for financial statements for periods ending after December 15, 1997. SFAS 129 provides for the presentation in summary form within an entity's financial statements, the pertinent rights and privileges of the various securities out-standing and the disclosure within its financial statements of the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Since this SFAS pertains only to the disclosure of required information, it should not have any financial impact on the Company's operations.

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130,Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS 130 discusses how to report and display compre-dhensive income and its components. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." This statement divides comprehensive income into net income and other comprehensive income. The only item that management anticipates that will be included in other comprehensive income will be the net unrealized gain or loss on investment securities class-ified as "available for sale," therefore there should be no material impact by this SFAS on operations or financial statements.

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. At the current time, the Company does not meet the additional reporting requirements of this SFAS.

                                OTHER ACCOUNTING ISSUES
                                -----------------------
Year 2000
---------

     The problem now known as the "Year 2000" is the inability of older computer systems, software and other equipment which have only maintained a two digit year in date information to chronologically align dates with the occurrence of the year 2000.

     The Board of Directors has adopted a "Year 2000 Policy" to insure that all information systems and other areas which may be affected by the "Year 2000" millennium change are properly and expeditiously addressed to insure the contin-uation of normal business operations of the Bank into the next millennium. In the "Year 2000 Policy," provision is made for a "Year 2000 Plan" whereby an EDP Steering Committee headed by the Vice President and Data Center Manager will identify the areas which may be affected by the "Year 2000," and will address all issues and will make any necessary recommendations to the Board of Directors for approval.

    The EDP Steering Committee has researched the need to upgrade the Bank's "Mainframe" computer and software and has made recommendations to the Board of Directors, which has approved the acquisition. The scheduling for installation of the new computer system and software is in process and installation should be completed in the fourth quarter, 1998 or first quarter, 1999. All personal com-puters in service by the Bank are being tested, and necessary upgrades are being ordered and installed. There are some computer networks with which the Bank communicates that have advised that their upgrades to meet the "Year 2000" re-quirements will not be in place until the first quarter, 1999.

    Under the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices are to be tested, with necessary upgrades made, and cer-tified as to their "Year 2000" readiness by the end of the first quarter, 1999.

ITEM 7.   FINANCIAL STATEMENTS

                                 January 8, 1998


The Board of Directors and Stockholders
Minden Bancshares, Inc. and Subsidiary
Minden, Louisiana


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------

We have audited the accompanying consolidated balance sheets of Minden Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


HEARD, McELROY & VESTAL, L.L.P.
Certified Public Accountants
Shreveport, Louisiana


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


          ASSETS                                 1997              1996
          ------                                 ----              ----
                                   (in thousands, except per share data)
Cash and cash equivalents:
 Cash and due from banks - Note 2            $ 17,196            14,907
 Federal funds sold                             4,500             8,500
                                             ---------         ---------
                                               21,696            23,407
Investment securities - Note 3
 Securities available for sale                108,414            90,447
 Securities held to maturity                   16,502            14,784
                                             ---------         ---------
                                              124,916           105,231

Federal Reserve Bank and FHLB stock             1,400             1,205
Loans, less allowance for loan losses
   of $3,603 and $3,306 - Notes 4 and 8       133,286           112,040

Accrued interest receivable                     2,642             2,178
Bank premises and equipment - Note 5            3,662             3,093
Real estate owned
  other than bank premises - Note 14              278               217
Other Assets - Notes 6 and 12                   4,198             2,661
                                             ---------         ---------
TOTAL ASSETS                                 $292,078           250,032
                                             =========         =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
LIABILITIES:
 Deposits:
  Noninterest bearing                        $ 42,045            38,197
  Interest bearing - Note 11                  206,138           177,799
                                             ---------         ---------
     Total Deposits                           248,183           215,996

 Securities sold under
   repurchase agreement                        10,809             5,418
 Accrued interest payable                         986               860
 Other liabilities                                414               132
 Note payable - Note 10                             0                90
                                             ---------         ---------
     Total Liabilities                        260,392           222,496

STOCKHOLDERS' EQUITY:
 Common stock, par value $2.50 per share;
    500,000 shares authorized;
    309,816 shares issued;
    280,511 and 280,549 shares
    outstanding, respectively                     775               775
 Additional paid-in capital                    11,205            11,205
 Undivided profits - Note 7                    20,737            16,778
 Treasury stock-at cost-shares
   29,305-1997 and 29,267-1996                 (1,300)           (1,297)
 Net unrealized appreciation on
    AFS securities net of taxes
   of $139-1997 and $39-1996                      269                75
                                             ---------         ---------
        Total Stockholders' Equity             31,686            27,536
                                             ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $292,078           250,032
                                             =========         =========

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        December 31, 1997, 1996 and 1995


                                          1997      1996      1995
                                          ----      ----      ----
                             (in thousands, except per share data)
INTEREST INCOME:
 Interest and fees on loans           $ 12,353    10,572     8,664
 Investment securities:
  Taxable                                5,563     4,704     4,539
  Tax-exempt                               767       743       639
 Federal funds sold                      1,018     1,069     1,043
 Federal Reserve stock and other           327       167       130
                                       --------  --------  --------
     Total interest income              20,028    17,255    15,015

INTEREST EXPENSE:
 Deposits                                8,419     7,126     6,009
 Securities sold under
   repurchase agreement and other          331       294       292
                                       --------  --------  --------
     Total interest expense              8,750     7,420     6,301
                                       --------  --------  --------
     Net interest income                11,278     9,835     8,714
 Provision for loan losses - Note 4          -         -         -
                                       --------  --------  --------
     Net interest income after
       provision for loan losses        11,278     9,835     8,714
                                       --------  --------  --------
OTHER INCOME:
 Service charges                         1,798     1,574     1,367
 Insurance commissions                     292       300       189
 Gain (loss) on investment securities       81         -         -
 Other operating income                    294       334       248
                                       --------  --------  --------
     Total other income                  2,465     2,208     1,804

OPERATING EXPENSES:
 Salaries and employee benefits          3,087     2,785     2,489
 Occupancy expense                         550       491       363
 Amortization                              216       143       110
 Writedown on real estate owned
   other than bank premises                  -         -        91
 FDIC insurance                             42        (6)      241
 Stationery, supplies and printing         501       518       596
 Data processing fees                      138       120       210
 Capital stock tax                         367       251       129
 Other operating expenses                1,377     1,057     1,004
                                       --------  --------  --------
     Total operating expenses            6,278     5,359     5,233
                                       --------  --------  --------
INCOME BEFORE INCOME TAXES               7,465     6,684     5,285

INCOME TAXES - NOTE 6                    2,384     2,073     1,617
                                       --------  --------  --------
NET INCOME                             $ 5,081     4,611     3,668
                                       ========  ========  ========
EARNINGS PER SHARE                     $ 18.11     16.43     13.07
                                       ========  ========  ========

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        December 31, 1997, 1996 and 1995

                                                                                                     Net
                                                                                                  Unrealized
                                                                                                 Appreciation
                                       Total                Additional                          (Depreciation)
                                   Stockholders'  Common     Paid-In     Undivided   Treasury        AFS
                                      Equity       Stock     Capital      Profits     Stock       Securities
                                   -------------  -------   ----------   ---------   --------   --------------
                                                    (in thousands, except per share data)
Balance at December 31, 1994         $ 19,021        775      11,205      10,182      (1,279)        (1,862)
----------------------------
Net income                              3,668         --          --       3,668          --             --

Cash dividends paid                      (772)        --          --        (772)         --             --

Purchase of 156 shares
 common stock                              (9)        --          --          --          (9)            --

Change in unrealized appreciation
 on AFS securities, net of taxes
 of $1,082                              2,101         --          --          --          --          2,101
                                   -------------  -------   ----------   ---------   --------   --------------
Balance at December 31, 1995         $ 24,009        775      11,205      13,078      (1,288)           239
----------------------------
Net income                              4,611         --          --       4,611          --             --

Cash dividends paid                      (911)        --          --        (911)         --             --

Purchase of 109 shares common
 stock                                     (9)        --          --          --          (9)            --

Change in unrealized appreciation
 on AFS securities, net of taxes
 of $84                                  (164)        --          --          --          --           (164)
                                   -------------  -------    ----------   ---------  --------   --------------
Balance at December 31, 1996         $ 27,536        775      11,205      16,778      (1,297)            75
----------------------------
Net income                              5,081         --          --       5,081          --             --

Cash dividends paid                    (1,122)        --          --      (1,122)         --             --

Purchase of 38 shares common
 stock                                     (3)        --          --          --          (3)            --

Change in unrealized appreciation
 on AFS securities, net of taxes
 of $100                                  194         --          --          --          --            194
                                   -------------  -------    ----------   ---------  --------   --------------
Balance at December 31, 1997         $ 31,686        775      11,205      20,737      (1,300)           269
----------------------------       =============  =======    ==========   =========  ========   ==============

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 1997, 1996 and 1995


                                                         1997     1996     1995
                                                     --------- -------- --------
                                           (in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  5,081    4,611    3,668
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          482      405      324
   Writedown on real estate owned
     other than bank premises                               -        -       91
   (Gain) loss on investment securities                   (81)       -        -
   (Gain) on sale of real estate owned other than
       bank premises                                        -      (42)     (13)
   (Increase) decrease in accrued interest receivable    (464)     150      (84)
   Decrease in other assets                                87       69      262
   Increase in accrued interest payable                   126       73      293
   Increase (decrease) in other liabilities               282       (5)      59
                                                     --------- -------- --------
   Total adjustments                                      432      650      932
                                                     --------- -------- --------
   Net cash provided by operating activities            5,513    5,261    4,600

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from AFS securities-maturities               90,068   22,515   15,376
 Proceeds from HTM securities                             518      183      410
 Purchase of investment securities and
  Federal Reserve Bank stock - Note 3                (110,466) (39,324) (11,238)
 Proceeds from sales of real estate owned
  other than bank premises                                150      285      192
 Purchase of equipment                                   (801)     (88)  (1,107)
 Purchase of goodwill                                  (1,873)       -        -
 Cost of deposit base intangibles - Note 12                 -        -   (2,146)
 Net (increase) in loans - Note 12                    (21,183) (16,552) (33,449)
                                                     --------- -------- --------
   Net cash (used) by investing activities            (43,587) (32,981) (31,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                        (1,122)    (911)    (772)
 Net increase in noninterest-bearing deposits
  - Note 12                                             3,848    2,499   12,531
 Net increase in interest-bearing deposits
  - Note 12                                            28,339   17,401   38,301
 Net increase (decrease) in securities sold
  under repurchase agreement                            5,391     (384)  (1,636)
 Payments on note payable                                 (90)     (90)     (90)
 Purchase of 38, 109, and 156 shares treasury stock        (3)      (9)      (9)
                                                     --------- -------- --------
   Net cash provided by financing activities           36,363   18,506   48,325
                                                     --------- -------- --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,711)  (9,214)  20,963

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         23,407   32,621   11,658
                                                     --------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 21,696   23,407   32,621
                                                     ========= ======== ========
CASH PAYMENTS:
 Interest                                            $  8,624    7,347    6,008
                                                     ========= ======== ========
 Income taxes                                        $  2,270    1,933    1,531
                                                     ========= ======== ========

The accompanying notes are an intgral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


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

       While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additons to the allowances based on thier judgements about information available to them at the time of thier examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change materially in the near future.

    c. INVESTMENT SECURITIES
       The Bank's investments in securities are classified in two categories and accounted for as follows.

       Securities to be held to maturity
       ---------------------------------
       Bonds, notes and debentures (municipal bonds) for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the effective interest method over the period to maturity.

       Securities available for sale
       -----------------------------
       Securities available for sale consist of bonds, notes and debentures not classified as trading securities nor as securities to be held to maturity.

       Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses. There were no write-downs in 1997, 1996 or 1995.

       Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stock-holders' equity until realized.

       Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

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

    h. PENSION PLAN
       In 1997, the Bank adopted a 401(k) Plan whereby employees with 12 months or more service on the semiannual entry dates and are at least 21 years old become eligible to make elective contributions and will share in the employer dicretionary contribution for the year. Prior to 1997, the Bank contributed to each eligible employee's individial retirement account under it's simplified employees pension program. The percentage of contribution to the 401 (k) Plan for 1997 and the employer SEP for 1996 and 1995 were set by the Board of Directors at 6%. Contributions for 1997, 1996, and 1995 (in thousands) to the respective plans amounted to approximately $130, $115 and $107

    i. EARNINGS PER SHARE
       Earnings per share are computed using the weighted number of shares outstanding during each year. The number of weighted average outstanding shares was 280,527 in 1997, 280,623 in 1996, and 280,691 in 1995. The
       dilutive effect of FASB No. 128 is considered immaterial (less than 3 cents per share) and thus not presented.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    ------------------------------------------------------
    j. CASH AND CASH EQUIVALENTS
       For purposes of the statement of cash flows, the Bank considers all cash on hand, demand deposits with other banks, and federal funds sold to be cash equivalents.

2.  CASH AND DUE FROM BANKS
    -----------------------
    The Bank, as a member of the Federal Reserve System, is required to maintain certain average reserve balances at the Federal Reserve Bank and/or in cash on hand. The required balance (in thousands) at December 31, 1997 and 1996 was $2,133 and $1,859.

3.  INVESTMENT SECURITIES
    ---------------------
    The carrying amounts of investment securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31 (in thousands) were as follows:

                                                  GROSS        GROSS
                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                      COST        GAINS       LOSSES      VALUE
                                   ---------   ----------   ----------  --------
Securities available for sale -
December 31, 1997 -
U.S. Treasury                        35,949         219            6     36,162
U.S. Government agency securities    72,056         334          138     72,252
                                   ---------   ----------   ----------  --------
                                    108,005         553          144    108,414
                                   =========   ==========   ==========  ========
Securities to be held to maturity -
December 31, 1997 -
State and municipal securities       16,502         441            2     16,941
                                   =========   ==========   ==========  ========
Securities available for sale -
December 31, 1996 -
U.S. Treasury                        39,539         347           45     39,841
U.S. Government agency securities    50,795         100          289     50,606
                                   ---------   ----------   ----------  --------
                                     90,334         447          334     90,447
                                   =========   ==========   ==========  ========
Securities to be held to maturity -
December 31, 1996 -
State and municipal securities       14,784         203           72     14,915
                                   =========   ==========   ==========  ========


Assets, principally securities, carried at approximately (in thousands) $51,794 at December 31, 1997 and $41,234 at December 31, 1996 were pledged to secure public deposits and for other purposes required or permitted by law.


Gross purchases (in thousands), of securities for 1997, 1996 and 1995 are detailed below.
                                                     1997       1996       1995
                                                 --------   --------   --------
PURCHASES:
Purchases of available for sale securities        108,035     38,632      7,593
Purchase of Federal Reserve Bank stock                195        168        167
Purchases of held to maturity securities            2,236        524      3,478
                                                 --------   --------   --------
Total                                             110,466     39,324     11,238
                                                 ========   ========   ========

Gains (in thousands) of $81 were realized on sales of securities available for sale in 1997. No losses were recognized. No gain or losses were recognized on the maturities and call of bonds held to maturity in 1997, 1996 and 1995.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

3.  INVESTMENT SECURITIES (continued)
    ---------------------------------

    The scheduled maturities (in thousands) of securities to be held to maturity and securities available for sale at December 31, 1997 were as follows:
                                       SECURITIES TO BE   SECURITIES AVAILABLE
                                       HELD TO MATURITY          FOR SALE
                                      ------------------   --------------------
                                       AMORTIZED   FAIR      AMORTIZED    FAIR
                                          COST    VALUE         COST     VALUE
                                       --------- -------     -------- ---------
Due in one year or less                     459     461        41,710   41,756
Due from one year to five years           5,879   6,022        60,756   61,048
Due from five to ten years                7,929   8,209             -        -
Due after ten years                       2,235   2,249         5,539    5,610
                                       --------- -------     --------- --------
                                         16,502  16,941       108,005  108,414
                                       ========= =======     ========= ========

4.  LOANS
    -----
Loans (in thousands) at December 31, 1997 and 1996 consisted of the following:

                                                               1997       1996
                                                            ---------   --------
Commercial, financial and agricultural                      $ 33,673     31,567
Real estate - construction                                     3,778      3,381
Real estate - mortgage                                        75,237     60,025
Installment - individuals                                     22,186     18,143
Other                                                          2,178      2,368
                                                            ---------   --------
                                                              137,052    115,484
Unearned discount                                               (163)      (138)
                                                            ---------   --------
                                                             136,889    115,346
Allowance for loan losses                                     (3,603)    (3,306)
                                                            ---------   --------
                                                            $133,286    112,040
                                                            =========   ========

Changes in the allowance for loan losses (in thousands) are summarized as follows:
                                                       1997      1996      1995
                                                    --------  --------  --------
Beginning balance                                   $ 3,306     3,397     3,395
Provision charged to operations                           -         -         -
Loans charged off                                      (315)     (244)     (180)
Recoveries                                              612       153       182
                                                    --------  --------  --------
Ending balance                                      $ 3,603     3,306     3,397
                                                    ========  ========  ========

Commitments to fund loans at December 31, 1997, 1996 and 1995 (in thousands) amounted to approximately $24,523-1997, $17,432-1996, $19,045-1995. Loans on
which the accrual of interest has been discontinued amounted (in thousands) to approximately $547, $346 and $403 at December 31, 1997, 1996 and 1995. Had these loans been current in accordance with their original terms, related interest income (in thousands) would have approximated $68, $36 and $48 for 1997, 1996 and 1995. Loans on which the accrual of interest has been reduced, or whose terms have been otherwise modified, amounted (in thousands) to approximately $-0-, $-0- and $69 at December 31, 1997, 1996 and 1995, respectively.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

4.  LOANS (continued)
    -----------------

    Loan origination fees and certain direct origination costs are capitalized. The Bank grants commercial and consumer loans to customers in Minden and Shreveport, Louisiana and the surrounding area. Although the Banks have a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general business climate in Minden and Shreveport.

5.  BANK PREMISES AND EQUIPMENT
    ---------------------------

    Bank premises and equipment (in thousands) at December 31, 1997 and 1996 are summarized as follows:
                                        Estimated
                                        Useful Lives         1997     1996
                                                           ------   ------
      Land                                                $ 1,463      988
      Buildings and improvements         8-50 Years         3,107    2,881
      Furniture, fixtures and equipment  5-15 Years           725      679
      Vehicles                           3- 5 Years            28       28
                                                          -------   ------
                                                            5,323    4,576
      Less - accumulated depreciation                       1,661    1,483
                                                          -------   ------
        Bank premises and equipment                       $ 3,662    3,093
                                                          =======   ======

      Depreciation (in thousands) charged to operations in 1997, 1996 and 1995 amounted to $232, $193 and $188, respectively.

6.  INCOME TAXES
    Federal income tax expense (in thousands) for December 31, 1997, 1996 and 1995 is as follows:
                                                1997    1996    1995
                                               -----    ----    ----
    Currently payable                        $ 2,393   1,932   1,541
    Deferred (prepaid)                            (9)    141      76
                                             -------   -----   -----
         Income tax expense                    2,384   2,073   1,617
                                             =======   =====   =====
    Federal statutory tax rate                  34.0%   34.0%   34.0%
    Tax-exempt income                           (3.6)   (3.8)   (4.2)
    Other - net                                  1.5      .8      .8
                                             -------   -----   -----
         Effective tax rate                     31.9%   31.0%   30.6%
                                             =======   =====   =====

Included in other assets are deferred federal income taxes (in thousands) of $473 and $564 at December 31, 1997 and 1996. Cumulative undistributed earnings (in thousands) of the subsidiary Bank that have been recorded by the Company, and for which no income taxes have been accrued, amounted to approximately $31,636 at December 31, 1997. These earnings have been reinvested in the subsidiary Bank.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

6.  INCOME TAXES (continued)
    ------------------------

    The deferred tax asset at December 31, 1997 and 1996 consists of the following:
                                                            1997    1996
                                                            ----    ----
    Defered tax assets:                                     (in thousands
      Reserve for loan losses                              $ 891     823
      ORE write downs                                         38      38
                                                           -----    ----
                                                             929     861
    Deferred tax liability:
      Discount on investments                               (317)   (258)
                                                           -----    ----
                                                             612     603
      Net unrealized appreciation on securities AFS         (139)    (39)
                                                           -----    ----
      Net deferred tax assets (based upon 34% tax rate)      473     564
                                                           =====    ====
    Management has determined that no valuation allowance is necessary.

7.  UNDIVIDED PROFITS
    -----------------
    At December 31, 1997 and 1996, the Bank's undivided profits were legally available for dividends. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt cor-rective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualita-tive judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the institution's category.

    The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                          To Be Well Capitalized
                                                                                Under Prompt
                                                       For Capital               Corrective
                                    Actual         Adequancy Purposes:       Action Provisions:
                               ---------------     -------------------   -----------------------
                                Amount   Ratio       Amount     Ratio         Amount       Ratio
                               -------   -----      -------     -----        -------       -----
As of December 31,1997:
  Total Captial                                    >           >             >            >
   (to Risk Weighted Assets)   $29,641   21.2%     =$11,202    = 8.0%        = $14,003    =10.0%
  Tier 1 Captial                                   >           >             >            >
   (to Risk Weighted Assets)   $27,868   19.9%     = $5,601    = 4.0%        = $ 8,402    = 6.0%
   Tier 1 Captial                                  >           >             >            >
   (to Average Assets)         $27,868    9.6%     = $8,714    = 3.0%        = $14,523    = 5.0%

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)


8.  RELATED PARTY TRANSACTIONS
    --------------------------
    At December 31, 1997 and 1996, certain officers, directors, or companies in which they have 10% or more beneficial ownership, were indebted to the Bank in the aggregate amount (in thousands) of $8,453 and $10,557, respectively. Deposits with the Bank from the above related parties amounted (in thou-sands) to $16,482 at December 31, 1997. Below is a summary of the loan activity for 1997 and 1996 (in thousands):
                                                            1997     1996
                                                          -------   ------
    Beginning balance                                     $10,557    6,827
    Additional borrowings                                   3,686    9,669
    Repayments of borrowings                                5,790    5,939
                                                          -------   ------
    Ending balance                                        $ 8,453   10,557
                                                          =======   ======
    The Bank is included in a consolidated federal tax return and records its liability to the parent, when applicable, for the tax benefits arising from the parent operating loss.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
    There are outstanding commitments and contingent liabilities on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding letters of credit (in thousands) amounted to $933 at December 31, 1997, and $1,244 at December 31, 1996. These commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

10. NOTE PAYABLE
    ------------
    The Company incurred debt to finance the purchase of its own common stock (treasury stock). A summary of the debt (in thousands) is detailed below:
                                                            1997     1996


    Bank One, interest at Chase Manhattan Bank prime,
      principal due $90 thousand per year; interest due
      semi-annually                                           _       90
                                                            ====     ====
    The debt was secured by 16,500 shares of stock in Minden Bank and Trust Company. The note matured in 1997.

11. TIME DEPOSITS
    -------------
    Time deposits (in thousands) of $100,000 or more amounted to $28,507 at December 31, 1997 and $21,946 at December 31, 1996. Maturities (in thousands) over five years: $103,410 - 1998, $14,608 - 1999, $4,610 - 2000,
    $1,178 - 2001, and $1,013 -  2002, and $44-thereafter.

12. ACQUISITION
    -----------
    The Bank completed its purchase of three branches of Hibernia National Bank in Shreveport, Louisiana as of March 24, 1995. Total assets acquired were approximately $35.4 million, consisting of (in millions) cash $13.7, loans $20.6 and fixed assets $1.1. Liabilities acquired were approximately $37.5 million consisting of deposits (in millions) of $35.9 and other liabilities of $1.6. The Bank paid approximately $2.1 million in excess of assets

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

12. ACQUISITION (continued)
    -----------------------
    acquired and this amount was allocated to deposit-based intangibles and is being amortized over 15 years. Amortization (in thousands) included in the income statement for 1997, 1996 and 1995 and is $143, $143 and $110 respectively. The deposit base intangible net of amortization is included in other assets.

    The Bank acquired First Federal Savings Bank (FFSB) in Shreveport, Louisiana. An agreement was signed on January 23, 1997 to acquire FFSB and the purchase was completed in May 1997. FFSB has assets of $36.481 million and liabilities of $33.051 million.

    The Bank paid $5,411,200 cash for FFSB and accounted for the transaction as a purchase. The purchase price was $1,872,531 over book value. The goodwill is included in other assets and is being amortized over 15 years. Amort-ization (in thousands) included in the income statement for 1997 is $73.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------
    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the company disclose estimated fair values for its financial instruments. Fair-value estimates, methods, and assumptions are set forth below for its financial instruments.
    a. Investment Securities
       The fair value of investment securities, except certain agency and state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain agency and state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying value and estimated fair value of investment securities at December 31, 1997 and 1996, are disclosed in Note 3.
    b. Loans
       Fair values are estimated for portfolios of loans that have similar financial characteristics. Loans are segregated by type and maturity. Each loan category is further segmented into fixed and adjustable rate interest terms.

       The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For purposes of estimating fair value, loans with a remaining maturity of three months or less and adjustable rate loans are assumed to be carried at approximate fair value due to repricing at current market rates.

       Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. The following table presents information on loans (in thousands):

                                             1997                  1996
                                       ------------------   -------------------
                                        Book    Estimated    Book     Estimated
                                        Value     Fair       Value      Fair
                                       (Gross)    Value     (Gross)     Value
                                       ------------------   -------------------
       Loans                           136,889   137,352    115,346    116,415
                                       ========  ========   ========   ========

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                                  (continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
    -----------------------------------------------
    c. Deposit Liabilities
       Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and interest-bearing transaction accounts is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.
       The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information on deposits (in thousands):

                                                   1997               1996
                                            -----------------  -----------------
                                                Estimated          Estimated
                                              Book      Fair     Book      Fair
                                              Value     Value    Value     Value
                                            -------   -------  -------   -------
       Noninterest-bearing demand            42,045    42,045   38,197    38,197
       Savings and interest-bearing demand   81,275    81,275   78,431    78,431
       Certificates of deposit              124,863   126,277   99,368    99,573
                                            -------   -------  -------   -------
                                            248,183   249,597  215,996   216,201
                                            =======   =======  =======   =======

    d. Other Categories of Financial Instruments
       The carrying amounts of cash and due from banks, federal funds sold, accrued interest receivable and payable, securities sold under agreements to repurchase, note payable, and loan commitments approximate fair value because of the short maturities or periodic repricing of these instru-ments.

    e. Limitations
       Fair value estimates are made at a specific point in time, based on rele-vant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of par-ticular financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair-value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instru-ments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could sig-nificantly affect the estimates.

       Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

14. OTHER REAL ESTATE
    -----------------
    Other real estate owned represents property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. Amounts are carried at the lower of cost of acquisition or the asset's fair value less estimated costs to sell. Reductions in the balance at the date of acquisition are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value are charged to noninterest expense. There were no allowances for possible write-downs at December 31, 1997 or 1996. The Bank implemented FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, in 1995. No significant change occurred due to this pronouncement as impaired loans are deemed immaterial and no specific reserve is allocated to them.

15. ADVERTISING
    -----------
    Advertising expense is expensed as incurred. Advertising expense charged to operations (in thousands) in 1997, 1996 and 1995 amounted to $146, $63 and $54, respectively.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information as to the Directors and Executive Officers of the Registrant is shown under the caption "Information Concerning Directors and Nominees" on pages 3 through 6 of the Proxy Statement relating to the Annual meeting of shareholders to be held on April 14, 1998, and is incorporated by reference to this Report.

ITEM 10.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Directors Fees" on page 7 of the Proxy Statements relating to the Annual Meeting of Shareholders to be held on April 14, 1998, and the information set forth under the caption "Executive Compensation" on pages 8 and 9 of such Proxy Statement is incorporated by reference to this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Voting Securities and Principal Holders Thereof" on pages 2 and 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 1998, is incorporated by reference to this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Transactions and Relations with Directors and Associates and Affiliates of Directors" on page 10 of the Proxy Statement relating to the Annual meeting of Shareholders to be held on April 14, 1998, is incorporated by reference to this Report.

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

                                           MINDEN BANCSHARES, INC.
                                              (Registrant)

March 27, 1998                             Jack E. Byrd, Jr.
                                           Director,
                                           President and Chief
                                           Executive Officer


Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Harry E. McInnis, Jr.                    S. Douglas Madden
       Director and                             Director
       Chairman of the Board                    March 27, 1998
       March 27, 1998

       Don D. Moore                             R. Thad Andress
       Director and Vice Chairman               Director
       of the Board                             March 27, 1998
       March 27, 1998

       John W. Montgomery                       Don L. Brice
       Director                                 Director
       Secretary                                March 27, 1998
       March 27, 1998

       Joe E. Ratcliff                          Dr. Edward D. Brown
       Director                                 Director
       March 27, 1998                           March 27, 1998

       Howard G. Spillers                       R. E. Woodard, III
       Director                                 Director
       March 27, 1998                           March 27, 1998

       Hal K. Jackson                           Robert W. Hines, Jr.
       Director                                 Vice President and
       March 27, 1998                           Chief Financial Officer
                                                March 27, 1998


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