Form 10QSB
period 1998-03-31
MINDEN BANCSHARES INC
filed 1998-05-14
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
     1998

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

                       280,661 as of April 30, 1998

     Transitional Small Business Disclosure Format (Check one):
         Yes ( )           No (X)


                         Page 1 of 25 Pages
                       Exhibit Index - Page 22


                            FORM 10-QSB


                                INDEX

PART I                                                     Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

                Consolidated Balance Sheets as of
                March 31, 1998 and December 31, 1997         4

                Consolidated Statements of Income for
                the Three Months Ended March 31, 1998
                and 1997                                     5

                Consolidated Statements of Comprehensive
                Income for the Three Months Ended
                March 31, 1998, and March 31, 1997           6

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31,
                1998, and 1997                               7

                Notes to Consolidated Financial
                Statements                                  8-9

Item 2.  Management's Discussion and Analysis              10-22


PART II

Item 6.  Exhibits and Reports on Form 8-K                    23

                    PART I - Financial Information
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                       MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND DECEMBER 31, 1997
                                    (UNAUDITED)


                                                             March     December
                                                             1998        1997
                                                           --------    --------
                        ASSETS
----------------------------------------- (in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                   $16,403     $17,196
  Federal Funds Sold                                         11,000       4,500
                                                            --------  ----------
        Total                                                27,403      21,696
                                                            --------  ----------
Securities:

  Held to Maturity                                           17,025      16,502
  Available for Sale                                        102,190     108,414
                                                           ---------  ----------
        Total                                               119,215     124,916
                                                           ---------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock         1,494       1,400
Loans, Less Allowance for Loan Losses of $3,576 and $3,603  137,353     133,286
Accrued Interest Receivable                                   2,683       2,642
Bank Premises and Equipment                                   3,633       3,662
Real Estate Owned Other Than Bank Premises                      378         278
Other Assets                                                  3,995       4,198
                                                           ---------  ----------
Total Assets                                               $296,154    $292,078
                                                           =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------
Liabilities:
-----------
  Deposits:
     Interest Bearing                                      $209,441    $206,138
     Noninterest Bearing                                     42,612      42,045
                                                           ---------  ----------
       Total Deposits                                       252,053     248,183

  Securities Sold Under Repurchase Agreement                  9,396      10,809
  Accrued Interest Payable                                      945         986
  Other Liabilities                                             509         414
                                                           ---------  ----------
       Total Liabilities                                    262,903     260,392
                                                           ---------  ----------
Stockholders' Equity:
--------------------
  Common Stock, par value $2.50 per share; 500,000
     shares authorized; 309,816 shares issued;
     280,511 and 280,549 shares outstanding                     775         775
  Additional Paid-In Capital                                 11,205      11,205
  Undivided Profits                                          22,085      20,737
  Accumulated Other Comprehensive Income                        486         269
  Treasury Stock-At Cost                                     (1,300)     (1,300)
                                                           ---------  ----------
       Total Stockholders' Equity                            33,251      31,686
                                                           ---------  ----------
Total Liabilities and Stockholders' Equity                 $296,154    $292,078
                                                           =========  ==========
See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                               1998      1997
                                                             --------  --------
Interest Income:                          (in thousands, except per share data)
---------------
  Interest and Fees on Loans                                  $3,249    $2,767
  Securities:
     Held to Maturity (non-taxable)                              211       185
     Available for Sale                                        1,484     1,257
  Federal Funds Sold                                             217       224
  Federal Reserve Stock and Other                                 19        17
  Interest-Bearing Balances with Banks                            83        26
                                                             --------  --------
       Total Interest Income                                   5,263     4,476
                                                             --------  --------

Interest Expense:
----------------
  Savings and Interest-Bearing Demand Deposits                   584       557
  Time Deposits                                                1,622     1,287
  Securities Sold Under Repurchase Agreement and Other           118        68
                                                             --------  --------
       Total Interest Expense                                  2,324     1,912
                                                             --------  --------
       Net Interest Income                                     2,939     2,564
  Provision for Loan Losses                                        0         0
                                                             --------  --------
       Net Interest Income After Provision for Loan Losses     2,939     2,564
                                                             --------  --------
Other Income:
------------
  Service Charges                                                382       392
  Trust Department Fees                                            0         2
  Other Operating Income                                         221       159
                                                             --------  --------
        Total Other Income                                       603       553
                                                             --------  --------
Operating Expenses:
------------------
  Salaries and Employee Benefits                                 819       708
  Occupancy Expense                                              106        94
  Furniture and Equipment Expense                                 74        64
  Amortization                                                    78        40
  Capital Stock Taxes                                            106        81
  Stationery, Supplies and Printing                               61        39
  Other Operating Expenses                                       331       328
                                                             --------  --------
       Total Operating Expense                                 1,575     1,354
                                                             --------  --------
Income Before Income Taxes                                     1,967     1,763
Income Taxes                                                     619       549
                                                             --------  --------
Net Income                                                    $1,348    $1,214
                                                             ========  ========
Earnings Per Share                                             $4.81     $4.33
                                                             ========  ========
Dividends Declared Per Share                                   $0.00     $0.00
                                                             ========  ========
See accompanying notes.


                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                               1998      1997
                                                             --------  --------
                                          (in thousands, except per share data)

Net Income                                                    $1,348    $1,214
                                                             --------  --------
Other Comprehensive Income:
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) Arising during Period              328      (440)
    Less: Reclassification Adjustment for Gains
            Arising during Period                                  0         0
                                                             --------  --------
    Total Gains (Losses) Arising during Period                   328      (440)
    Tax (Expense) Benefit                                       (111)      149
                                                             --------  --------
Other Comprehensive Income                                       217      (291)
                                                             --------  --------
Comprehensive Income                                          $1,565      $923
                                                             ========  ========
See accompanying notes


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                              1998       1997
                                                            ---------  ---------

Cash Flows from Operating Activities:      (in thousands, except per share data)
------------------------------------
  Net Income                                                  $1,348     $1,214
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                               142         96
     (Gain) Loss on Sale of Other Real Estate Owned              (13)         0
     (Increase) Decrease in Accrued Interest Receivable          (41)      (214)
     (Increase) Decrease in Other Assets                          14         (3)
     Increase (Decrease) in Accrued Interest Payable             (41)        (3)
     Increase (Decrease) in Other Liabilities                     95        784
                                                            ---------  ---------
       Total Adjustments                                         156        660
                                                            ---------  ---------
       Net Cash Provided (Used) by Operating Activities        1,504      1,874
                                                            ---------  ---------
Cash Flows from Investing Activities:
------------------------------------
  Proceeds from Sales/Maturities of Investment Securities:
   Available for sale                                         26,403     21,164
   Held to maturity                                              347        339
  Purchase of Investment Securities:
   Available for sale                                        (19,945)   (19,048)
   Held to maturity                                             (870)      (266)
  Proceeds from Sale of Other Real Estate Owned                   67          0
  Purchase of Equipment                                          (35)       (35)
  Net (Increase) Decrease in Loans                            (4,221)    (5,222)
                                                            ---------  ---------
       Net Cash (Used) by Investing Activities                 1,746     (3,068)
                                                            ---------  ---------
Cash Flows from Financing Activities:
------------------------------------
  Dividends Paid                                                   0          0
  Net Increase (Decrease) in Noninterest Bearing Deposits        567       (622)
  Net Increase (Decrease) in Interest-Bearing Deposits         3,303      1,330
  Net Increase (Decrease) in Securities Sold Under
    Repurchase Agreements                                     (1,413)     1,491
  Purchase of Treasury Stock                                       0          0
                                                            ---------  ---------
       Net Cash Provided by Financing Activities               2,457      2,199
                                                            ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents           5,707      1,005
Cash and Cash Equivalents at Beginning of Period              21,696     23,407
                                                            ---------  ---------
Cash and Cash Equivalents at End of Period                   $27,403    $24,412
                                                            =========  =========
Cash Payments:  Interest                                      $2,366     $1,915
                                                            =========  =========
                Income Taxes                                    $600         $0
                                                            =========  =========
See accompanying notes.


                  MINDEN BANCSHARES, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                              (Unaudited)
                             March 31, 1998

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

                    ASSETS ACQUIRED       ($Thousands)

               Cash and due from banks       $ 2,931
               Investment securities-AFS      17,622
               Net loans                      14,487
               Facilities and equipment          232
               Other assets                       17
               Goodwill                        1,872
                                             --------
                    Total Assets              37,161
                                             ========
                    LIABILITIES ACQUIRED

               Non-interest bearing deposits     148
               Interest bearing deposits      31,505
                                             --------
                    Total Deposits            31,653
               Other liabilities                  97
                                             --------
                    Total Liabilities         31,750
                                             --------

               Net Cash Payment              $ 5,411
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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At March 31, 1998, the fair market value of securities available for sale was $736,000 more than amortized cost and at December 31, 1997, the fair market value was $408,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discount. The amortized cost and estimated market value of securities held to maturity at March 31, 1998, and December 31, 1997, are as follows:


                            Securities Held to Maturity
                            ---------------------------

                                Gross        Gross     Estimated
                        Book   Unrealized   Unrealized   Market
                        Value    Gains        Losses      Value
                     --------  ----------   ----------  --------

March 31, 1998        $17,025        474          34     $17,465
December 31, 1997      16,502        441           2      16,941


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                               March 31, 1998               March 31, 1997
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $269          $269            $75           $75
Current-period Change          217           217           (291)         (291)
                           --------      ---------      --------      --------
Ending Balance                $486          $486          ($216)        ($216)
                           ========      =========      ========      ========

5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the first quarters, 1998, and 1997, were 280,511 and 280,549 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  QUARTERLY CONSOLIDATED INCOME SUMMARY
                      AND SELECTED FINANCIAL DATA
             (in thousands, except per share and ratio data)

                                                 Three Months Ended
                                          ---------------------------------
                                          March 31   December 31  March 31
                                            1998         1997       1997
                                          ---------  -----------  ---------
Interest income                             $5,263       $5,333     $4,476
Interest expense                             2,324        2,347      1,912
                                          ---------  -----------  ---------
  Net interest income                        2,939        2,986      2,564
Provision for possible loan losses               0            0          0
                                          ---------  -----------  ---------
  Net interest income after provision        2,939        2,986      2,564
Noninterest income                             603          598        553
Noninterest expense                          1,575        1,713      1,354
                                          ---------  -----------  ---------
  Income before taxes                        1,967        1,871      1,763
Income tax expense                             619          584        549
                                          ---------  -----------  ---------
  Net Income                                $1,348       $1,287     $1,214
                                          =========  ===========  =========
Earnings per share <F1>                      $4.81        $4.59      $4.33
Dividends declared per share                 $0.00        $3.25      $0.00
Average shares outstanding                   280.5        280.5      280.5
Book value per share                       $118.54      $112.96    $101.44

Selected Quarter End Balances:
Loans                                     $140,929     $136,889   $120,533
Deposits                                   252,053      248,183    216,701
Debt                                         9,396       10,809      6,999
Equity                                      33,251       31,686     28,459
Total Assets                               296,154      292,078    253,935

Selected Average Balances:
Loans                                     $138,006     $136,381   $116,766
Deposits                                   249,023      251,360    216,399
Debt                                        10,688       8,925      6,182
Equity                                      32,434       31,472     28,121
Total Assets                               293,647      294,278    252,074

Selected Ratios (%)
Return on average assets                      1.86%        1.74%      1.95%
Return on average equity                     16.86%       16.22%     17.51%
Net interest margin (taxable equivalent)      4.45%        4.46%      4.54%
Tier 1 risk-based capital                    20.32%       19.90%     22.11%
Total risk-based capital                     21.59%       21.17%     23.38%
Leverage                                     10.11%        9.59%     10.71%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the respective period


OVERVIEW

     The Company's first quarter 1998 net income totaled $1,348 thousand, ($4.81 per share) up 11 percent from $1,214 thousand ($4.33 per share) in the first quarter, 1997 and up 5 percent from $1,287 thousand ($4.59 per share) in the fourth quarter, 1997.

     The return on average assets was 1.86 percent for the first quarter, 1998, down 5 percent from the first quarter, 1997 of 1.95 percent and up 7 percent from the fourth quarter, 1997 of 1.74 percent.

     The return on average equity was 16.86 percent for the first quarter, 1998, a decrease of 4 percent from the first quarter, 1997 of 17.51 percent and a 4 percent increase from the fourth quarter, 1997 of 16.22 percent.

     The 1998 first quarter earnings benefited from an 15 percent increase in net interest income and a 9 percent increase in other income and was detrimented by a 16 percent increase in noninterest expense when compared to the 1997 first quarter. The 1998 first quarter earnings were detrimented by a 2 percent decrease in net interest income and benefited from a 1 percent increase in noninterest income and an 8 percent decrease in noninterest expense when compared to the 1997 fourth quarter.

     Total assets at March 31, 1998 increased to $296,154 thousand, up 17 percent from a year ago and up 1 percent from December 31, 1997.

RESULTS OF OPERATIONS

NET INTEREST INCOME                       First     Fourth      First
                                         Quarter    Quarter    Quarter
                                           1998       1997       1997
(in thousands)                          =========  =========  =========

  Total Interest Income                   $5,263     $5,333     $4,476
  Total Interest Expense                   2,324      2,347      1,912
                                        ---------  ---------  ---------
  Net Interest Income                      2,939      2,986      2,564
  Taxable-Equivalent Adjustment
    to Interest Income                        81         78         73
                                        ---------  ---------  ---------
  Net Interest Income-
    Taxable Equivalent Basis <F2>         $3,020     $3,064     $2,637
                                        =========  =========  =========

  AVERAGE BALANCES (in thousands):
    Interest-Earning Assets <F3>        $275,000   $273,657   $235,440
                                        =========  =========  =========

    Interest-Bearing Liabilities        $218,185   $215,498   $185,114
    Interest-Free Funds                   56,815     58,159     50,326
                                        ---------  ---------  ---------
  Total Investable Funds                $275,000   $273,657   $235,440
                                        =========  =========  =========

  AVERAGE INTEREST RATES (fully taxable): <F2>
  Yield On:
    Interest-Earning Assets <F3>            7.88%      7.84%      7.84%
    Interest-Bearing Liabilities            4.32%      4.33%      4.19%
                                        ---------  ---------  ---------
  Spread on Interest-Bearing Funds          3.56%      3.51%      3.65%
  Contribution of Interest-Free Funds       0.89%      0.93%      0.89%
                                        ---------  ---------  ---------
  Net Yield on Interest-Earning Assets      4.45%      4.44%      4.54%
                                        =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $268 thousand for the first quarter, 1998, as compared to a positive $44 thousand for the first quarter, 1997, and a positive $407 thousand for the fourth quarter of 1997.


    Net Interest Income

     The Company's net interest income for the 1998 first quarter was $2,939 thousand, an increase of $375 thousand or 15% over $2,564 thousand in the 1997 first quarter, and a decrease of $47 thousand or 2 percent from $2,986 thousand in the fourth quarter, 1997. Interest Income for the first quarter, 1998, increased $787 thousand or 18 percent over the first quarter, 1997, and decreased $70 thousand or 1 percent from the fourth quarter, 1997. Interest expense for the first quarter, 1998, increased $412 thousand or 22 percent over the first quarter, 1997, and decreased $23 thousand or 1 percent from the fourth quarter, 1997.

     Of the $787 thousand increase in interest income in the first quarter, 1998, over the same period last year, $482 thousand was in interest income on loans and $253 thousand was in interest income on investment securities. The Youree Drive Branch, formerly First Federal Savings Bank, which was acquired on May 21, 1997, recorded $313 thousand of interest income on loans in the first quarter, 1998, with the balance of interest income on loans being derived from increased loan growth. The increase in interest income on investment securities is due primarily to growth as the result of the First Federal Savings Bank acquisition.

    Average Interest-Earning Assets

     Average interest-earning assets were $275,000 thousand for the 1998 first quarter, $39,560 thousand more than the 1997 first quarter of $235,440 thousand. Average loans increased by $21,240 thousand, average investment securities increased by $15,421 thousand (at amortized cost), and interest bearing balances with banks increased by $3,136 thousand during the first quarter, 1998 over the first quarter, 1997 while the average Federal funds sold decreased by $433 thousand. Of the $39,560 thousand increase in average earning assets during the first quarter, 1998 over 1997, approximately 62 percent is attributable to the First Federal acquisition with the balance from continued overall growth.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1998 first quarter were $218,185 thousand, compared to $185,114 thousand for the same period last year. Average time deposits for the 1998 first quarter were $125,066 thousand, an increase of $24,815 thousand over the same period last year and average savings and interest-bearing demand deposits for the 1998 first quarter were $82,430 thousand, an increase of $3,749 thousand over the same period last year.
Average securities sold under agreements to repurchase averaged $10,688 thousand during the first quarter, 1998, an increase of $4,596 thousand over the first quarter, 1997.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.45% in the first quarter of 1998, a decrease of 9 basis points from 4.54% in the same period last year. The major contributing factor has been the acquisition of First Federal Savings Bank which had a smaller net interest margin than Minden Bank due to the high ratio of time deposits to total deposits.

     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1998.

PROVISION FOR LOAN LOSSES

     The Company made no provision for loan losses in the 1998 first quarter or the 1997 first quarter. Management does not anticipate any provision for loan losses during 1998. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowance for loan losses appears on pages 13-16.


OTHER INCOME

                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                    1998       1997       1997
(in thousands)                   ========= ============ =========

Service Charges                    $382        $428        $392
Trust Fees                            0           0           2
Insurance Commissions                49          53          77
Mortgage Loan Origination and
  Service Release Fees               37          52           0
Other Operating Income              135          65          82
                                  ------      ------      ------
    Total Other Income             $603        $598        $553
                                  ======      ======      ======

     Other income for the 1998 first quarter was $603 thousand, up from $553 thousand for the same period last year, and up from $598 thousand for the fourth quarter, 1997. The increase in service charges are the result of increased fees for banking services along with volume increases.

OPERATING EXPENSES
                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                   1998         1997       1997
(in thousands)                   ========= ============= ========

Salaries and Employee Benefits     $819        $810        $708
Occupancy Expense                   106         159          94
Furniture and Equipment Expense      74          79          64
Amortization                         78          90          40
Capital Stock Tax                   106          97          81
Stationery, Supplies and Printing    61          82          39
Other Operating Expenses            331         396         328
                                 -------     -------     -------
    Total Operating Expenses     $1,575      $1,713      $1,354
                                 =======     =======     =======


     Operating expenses for the 1998 first quarter were $1,575 thousand, up from $1,354 thousand in the 1997 first quarter, and down from $1,713 thousand in the fourth quarter, 1997.

     Salaries and employee benefits in the 1998 first quarter were $819 thousand, compared to $708 thousand in the same period last year and $810 thousand in the fourth quarter, 1997. The increase over the first quarter last year was due primarily to the First Federal acquisition and the increase over the fourth quarter, 1997 is the result of salary increases.

     Occupancy expense for the 1998 first quarter was $106 thousand as compared to $94 thousand for the same period last year and $159 thousand for the fourth quarter, 1997. The increase in occupancy expense in the first quarter, 1998 over 1997 is due to the First Federal acquisition. The decrease from the fourth quarter, 1997 is due to nonrecurring building repairs completed in the 1997 fourth quarter.

     Other operating expenses were $331 thousand for the 1998 first quarter as compared to $328 thousand for the same period last year and $396 thousand in the fourth quarter, 1997.

     Capital stock tax, which is the assessment on shareholders equity under the advalorem tax program in the state of Louisiana, increases as earnings increase and stockholders' equity increases with accumulated earnings.

     The fourth quarter, 1997 stationery, supplies and printing amount reflects major orders of forms for the upcoming year.

INCOME TAXES

     In the 1998 first quarter, the Company recorded income tax expense of $619 thousand, compared to $549 thousand for the same period last year.

     The effective tax rate was 31.5% for the 1998 first quarter and 31.1% for the 1997 first quarter. The effective tax rates in 1998 and 1997 reflect change in composition of the Company's pre-tax income, primarily tax-exempt income and nondeductible goodwill amortization in 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    The EDP Steering Committee has researched the need to upgrade the Bank's "Mainframe" computer and software and has made recommendations to the Board of Directors, which has approved the acquisition. The scheduling for installation of the new computer system and software is in process and installation should be completed in the fourth quarter, 1998. All personal computers in service by the Bank are being tested, and necessary upgrades are being ordered and installed. There are some computer networks with which the Bank communicates that have advised that their upgrades to meet the "Year 2000" requirements will not be in place until the first quarter, 1999.

    Under the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices are to be tested, with necessary upgrades made, and cer-tified as to their "Year 2000" readiness by the end of the first quarter, 1999.

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $140,929 thousand at March 31, 1998 as compared to $136,889 thousand at December 31, 1997 and $120,533 thousand at March 31, 1997. The increase of December, 1977 over March, 1997 was affected by the First Federal acquisition and increased loan demand while the increase for March, 1998 over December, 1997 was due to increased loan demand.

     The following table sets forth the loan classifications at March
31, 1998, December 31, 1997 and March 31, 1997:
                                          --------------------------------
                                           March 31,   Dec 31,   March 31,
(in thousands)                                1998       1997       1997
                                           ---------  ---------  ---------
Commercial, Financial & Agricultural Loans  $35,871    $33,673    $31,568
Construction Loans Secured by Real Estate     4,587      3,778      3,525
Other Loans Secured by Real Estate           75,715     75,237     64,587
Installment and Single Payment Loans         22,740     22,186     18,569
Other Loans                                   2,155      2,178      2,398
                                           ---------  ---------  ---------
    Total Loans                             141,068    137,052    120,647
Less Unearned Discount                          139        163        114
                                           ---------  ---------  ---------
    Total Loans net of Unearned Discount   $140,929   $136,889   $120,533
                                           =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at March 31, 1998, December 31, 1997 and March 31, 1997:

                                         ----------------------------
                                         March 31, Dec. 31, March 31,
                                            1998     1997     1997
(in thousands)                           --------- -------- ---------

Non-Accrual (Impaired-Cash Basis) Loans     $361      $562      $332
Past-Due Loans                               897       587       317
Restructured Loans                             0         0         0
                                            -----   -------   -------
    Total Non-performing Loans             1,258     1,149       649
Other Real Estate Owned                      378       278       252
                                            -----   -------   -------
    Total Non-performing Assets           $1,636    $1,427      $901
                                            =====   =======   =======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of March 31, 1998 these loans totaled $71 thousand as compared to $425 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.26% of total loans at March 31, 1998 and 0.28% of total loans at March 31, 1997. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $10,000 for the quarter ended March 31, 1998 and $9,000 for the quarter ended March 31, 1997. Interest income included cash basis interest of $14,000 in the quarter, 1998 and $19,000 in the quarter ended March 31, 1997. Cash basis interest provided increases of 4 basis points in the yield on average loans in the first quarter, 1998 and 7 basis points in the first quarter, 1997. Interest income for the first quarters, 1998 and 1997 did not include any interest on restructured loans.

     Management groups small homogenous loans - residential mortgage, consumer installment and small business loans of $20 thousand or less - collectively for evaluation due to the inability to obtain customer cash flow information to pro-ject future collections. Due to the inability to project future cash flows, all of the nonaccrual (impaired) loans discussed are evaluated based upon net realizable value of underlying collateral. Loans which become past due 90 days or more, unless due to seasonal fluctuations, are reviewed for impairment.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended March 31, 1998, and 1997.

                                      First Quarter
                                -------------------------
                                      1998      1997
(in thousands)                  ------------ ------------

Balance at Beginning of Period      $3,603      $3,306

Charge-Offs
  Commercial, Financial, Agricultural    0           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                10          32
  Installment Loans to Individuals      47          35
                                    -------     -------
     Total                              57          67

Recoveries
  Commercial, Financial, Agricultural    0           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                10          56
  Installment Loans to Individuals      20          11
                                    -------     -------
    Total                               30          67
                                    -------     -------
Net Recoveries(Charge-Offs)            (27)          0
Additions Charged to Operations          0           0
                                    -------     -------
Balance at End of Period            $3,576      $3,306
                                    =======     =======


     The following table reflects the allowance coverage ratios at March 31, 1998, December 31, 1997 and March 31, 1997.

                                    March 31, Dec 31, March 31,
For the Quarter Ended:                1998     1997     1997
                                    -------- -------- --------
Allowance for Loan Losses to:
  Loans at Period-End                 2.54%     2.63%    2.74%
  Average Loans                       2.59%     2.64%    2.83%
  Non-performing Loans              284.26%   313.58%  509.40%
  Non-performing Assets             218.58%   252.49%  366.93%

Total Net Charge-Offs (annualized) to:
  Loans at Period-End                 0.02%    (0.03%)   0.00%
  Average Loans                       0.02%    (0.03%)   0.00%
  Allowance for Loan Losses           0.76%    (1.16%)   0.00%

     Management deems its allowance for loan losses at March 31, 1998, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.

CAPITAL

     Total stockholders' equity at March 31, 1998, was $33,251 thousand, up from $31,686 thousand at December 31, 1997 and $28,459 thousand at March 31, 1997. Stockholders' equity at March 31, 1998, reflects positive impact of $486 thousand for net unrealized gains on securities available for sale as compared to positive impact of $269 thousand at December 31, 1997 and negative impact of $216 thousand at March 31, 1997.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At March 31, 1998, the Company's Tier 1 Capital to risk-weighted assets ratio was 20.32% and the Total Capital to risk-weighted assets ratio was 21.59%.

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


                         Capital and Ratios

                                    March 31,  Dec 31,   March 31,
                                       1998     1997      1997
(in thousands), except ratios        --------  -------   --------

Tier 1 Capital
  Common Stockholders' Equity        $29,283   $27,868   $26,793
Tier 2 Capital
  Reserve for Possible Loan Losses     1,823     1,773     1,537
                                     --------  --------  --------

  Total Qualifying Capital           $31,106   $29,641   $28,330
                                     ========  ========  ========

Risk Weighted Assets                $144,105  $140,025  $121,188

Tier 1 Capital Ratio                   20.32%    19.90%    22.11%
Total Capital Ratio                    21.59%    21.17%    23.38%
Tier 1 Leverage Ratio                  10.11%     9.59%    10.71%


    Common Stock Dividends

     For the first quarters of 1998 and 1997, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 55.42% during the 1998 first quarter and 53.96% during the 1997 first quarter. Cash on hand and due from banks averaged $16,437 thousand in the 1998 first quarter and $13,887 thousand in the 1997 first quarter. Federal Funds sold averaged $16,356 thousand in the 1998 first quarter and $16,789 thousand in the 1997 first quarter.

     At March 31, 1998, investment securities, at amortized cost, totaled $119,973 thousand, of which $51,916 thousand or 43.27% mature or reprice within one year, $53,125 thousand mature or reprice within two to five years, and $14,932 thousand mature in over five years.

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

    Other

     In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. This act provided for recapitalization of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of which the Bank is a member of both and substantially revised statu-tory provisions, including capital standards. FDICIA provided insurance rate structure which provides lower rates for stronger capitalized banks and banks with higher supervisory ratings. The BIF became fully funded in 1995 and the SAIF became fully funded in 1996 thereby reducing BIF and SAIF FDIC premiums.

     Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.04% for the highest rated banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assess-ment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposit Insurance Funds Act of 1996 ("Funds") reduced the rates to 0.0% for the healthiest banks to 0.27% for the weakest Oakar SAIF banks. Also, effective October 1, 1996, under the Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF are at the annual rate of 0.1296% for 1998 and 0.648% under SAIF for 1998. Minden Bank has $35,834,110 of deposits in 1998 insured under SAIF as the result of the acqui-sition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank, and the 1997 acquisition of First Federal Savings Bank.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Net Interest Income and Average Balances
                   Three Months Ended March 31, 1998 and 1997
                                   (Thousands)

                                        1998                      1997
                              ------------------------  ------------------------
                               Average            Rate  Average             Rate
                               Balance  Interest  <F4>  Balance   Interest  <F4>
                              --------- -------- -----  --------- -------- -----
ASSETS

Interest Bearing Balances
   Due from Banks               $5,247      $83  6.41%    $2,111      $26  4.99%
Federal Funds Sold              16,356      217  5.38%    16,789      224  5.41%
Investment Securities <F5>     113,986    1,776  6.32%    98,565    1,515  6.23%
Federal Reserve Bank/ Federal
   Home Loan Bank Stocks         1,405       19  5.41%     1,209       17  5.70%
Loans                          138,006    3,249  9.55%   116,766    2,767  9.61%
                              --------- --------        --------- --------
     Total Interest-
       Earning Assets          275,000   $5,344  7.88    235,440   $4,549  7.84%

Allowance for Loan Losses       (3,588)                   (3,325)
Cash and Due from Banks         11,190                    11,776
Other Assets <F5>               10,654                     8,154
                              ---------                 ---------
     Total Assets             $293,256                  $252,045
                              =========                 =========
LIABILITIES

Deposits                      $207,497   $2,206  4.31%  $178,932   $1,844  4.18%
Securities Sold Under
   Repurchase Agreements        10,688      118  4.48%     6,092       66  4.39%
Long-Term Debt                       0        0  0.00%        90        2  9.01%
                              --------- --------        --------- --------
     Total Interest-
       Bearing Liabilities     218,185   $2,324  4.32%   185,114   $1,912  4.19%


Demand Deposits                 41,526                    37,466
Other Liabilities                1,453                     1,344
                              ---------                 ---------
     Total Liabilities         261,164                   223,924
                              ---------                 ---------

STOCKHOLDERS' EQUITY
Common Stockholders'
   Equity <F5>                  32,092                    28,121
                              ---------                 ---------
     Total Liabilities and
       Stockholders' Equity   $293,256                  $252,045
                              =========                 =========

SPREAD ON INTEREST-BEARING FUNDS                 3.56%                     3.65%

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS       $3,020  4.45%             $2,637  4.54%
                                        ======== =====            ======== =====
<F4>  All rates are annualized
<F5>  Based upon amortized cost of investment securities


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


                          MINDEN BANCSHARES, INC.



May 8, 1998           BY:s/ Jack E. Byrd, Jr.
                          ------------------------
                          Jack E. Byrd, Jr.
                          President and CEO


May 8, 1998           BY:s/ Robert W. Hines, Jr.
                          ------------------------
                          Robert W. Hines, Jr.
                          Vice-President and
                          Chief Financial Officer