Form 10QSB
period 1998-06-30
MINDEN BANCSHARES INC
filed 1998-08-12
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1998

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

                  280,645 as of July 31, 1998

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 29 Pages
                         Exhibit Index - 26


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997          4

               Consolidated Statements of Income for
               the Three Months and Six Months
               Ended June 30, 1998 and 1997                 5

               Consolidated Statements of Comprehensive
               Income for the Three Months and Six
               Months Ended June 30, 1998 and 1997          6

               Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 1998,
               and 1997                                     7

               Notes to Consolidated Financial            8-10
               Statements

Item 2.  Management's Discussion and Analysis           11-26

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               27

Item 6.  Exhibits and Reports on Form 8-K                  27


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                             MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1998 AND DECEMBER 31, 1997
                                          (UNAUDITED)
                                                                   June     December
                                                                   1998       1997
                                                                 --------   --------
                            ASSETS
    -------------------------------------------(in thousands, except per share data)
    Cash and Cash Equivalents:
      Cash and Due From Banks                                     $13,478    $17,196
      Federal Funds Sold                                           20,000      4,500
                                                                 ---------  ---------
            Total                                                  33,478     21,696
                                                                 ---------  ---------
    Securities:
      Held to Maturity                                             17,792     16,502
      Available for Sale                                          101,926    108,414
                                                                 ---------  ---------
           Total                                                  119,718    124,916
                                                                 ---------  ---------
    Federal Reserve Bank and Federal Home Loan Bank Stock           1,507      1,400
    Loans, Less Allowance for Loan Losses of $3,511 and $3,603    139,925    133,286
    Accrued Interest Receivable                                     2,800      2,642
    Bank Premises and Equipment                                     3,620      3,662
    Real Estate Owned Other Than Bank Premises                        328        278
    Other Assets                                                    4,200      4,198
                                                                 ---------  ---------
    Total Assets                                                 $305,576   $292,078
                                                                 =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------------------------
    Liabilities:
    -----------
      Deposits:
         Noninterest Bearing                                      $46,274    $42,045
         Interest Bearing                                         212,929    206,138
                                                                 ---------  ---------
           Total Deposits                                         259,203    248,183

      Securities Sold Under Repurchase Agreement                   10,176     10,809
      Accrued Interest Payable                                      1,042        986
      Other Liabilities                                               783        414
                                                                 ---------  ---------
           Total Liabilities                                      271,204    260,392
                                                                 ---------  ---------
    Stockholders' Equity:
    --------------------
      Common Stock, par value $2.50 per share; 500,000
         shares authorized; 309,816 shares issued;
         280,645 and 280,511 shares outstanding                       775        775
      Additional Paid-In Capital                                   11,215     11,205
      Undivided Profits                                            23,213     20,737
      Accumulated Other Comprehensive Income                          465        269

      Treasury Stock-At Cost                                       (1,296)    (1,300)
                                                                 ---------  ---------
           Total Stockholders' Equity                              34,372     31,686
                                                                 ---------  ---------
    Total Liabilities and Stockholders' Equity                   $305,576   $292,078
                                                                 =========  =========
    See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                        (UNAUDITED)
                                                            Three Months          Six Months
                                                            Ended June 30        Ended June 30
                                                          ==================  ===================
                                                            1998      1997      1998      1997
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,345    $3,051    $6,594     $5,818
      Securities:
         Held to Maturity (non-taxable)                       220       188       431        373
         Available for Sale                                 1,448     1,343     2,932      2,600
      Federal Funds Sold                                      286       233       504        456
      Federal Reserve Stock and Other                          24        23        43         41
      Interest-Bearing Balances with Banks                     79        56       161         82
                                                          --------  --------  --------  ---------
           Total Interest Income                            5,402     4,894    10,665      9,370
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            633       561     1,218      1,118
      Time Deposits                                         1,628     1,492     3,250      2,779
      Securities Sold Under Repurchase Agreement and Other    122        73       240        138
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,383     2,126     4,708      4,035
                                                          --------  --------  --------  ---------
           Net Interest Income                              3,019     2,768     5,957      5,335
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        3,019     2,768     5,957      5,335
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         416       398       798        789
      Trust Department Fees                                     0         5         0          7
      Other Operating Income                                  241       162       461        322
                                                          --------  --------  --------  ---------
            Total Other Income                                657       565     1,259      1,118
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          822       756     1,641      1,468
      Occupancy Expense                                       118       103       223        196
      Furniture and Equipment Expense                          72        72       146        136
      Amortization                                             78        40       155         90
      Capital Stock Taxes                                     106        86       212        173
      Stationery, Supplies & Printing                          49        58       110         97
      Other Operating Expenses                                440       424       771        735
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,685     1,539     3,258      2,895
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              1,991     1,794     3,958      3,558
    Income Taxes                                              625       562     1,244      1,112
                                                          --------  --------  --------  ---------
    Net Income                                             $1,366    $1,232    $2,714     $2,446
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $4.87     $4.39     $9.67      $8.72
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.85     $0.75     $0.85      $0.75
                                                          ========  ========  ========  =========
    See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)
                                                                Three Months          Six Months
                                                                Ended June 30        Ended June 30
                                                              ==================  ==================
                                                                1998      1997       1998     1997
                                                              --------  --------  --------  --------
                                                              (in thousands, except per share data)

    Net Income                                                 $1,366    $1,232    $2,714    $2,446
                                                              --------  --------  --------  --------
    Other Comprehensive Income:
      Unrealized Gains (Losses) on Securities:
        Unrealized Gains (Losses) Arising during Period           (32)      513       296        73
        Less: Reclassification Adjustment for Gains
                Arising during Period                               0         0         0         0
                                                              --------  --------  --------  --------
      Total Gains (Losses) Arising during Period                  (32)      513       296        73
      Tax (Expense) Benefit                                       (11)      174       100        24
                                                              --------  --------  --------  --------
    Other Comprehensive Income                                    (21)      339       196        49
                                                              --------  --------  --------  --------
    Comprehensive Income                                       $1,345    $1,571    $2,910    $2,495
                                                              ========  ========  ========  ========
    See accompanying notes

                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                       (UNAUDITED)
                                                                  ====================
                                                                    1998       1997
                                                                  ---------  ---------
    Cash Flows from Operating Activities:        (in thousands, except per share data)
    ------------------------------------
      Net Income                                                    $2,714     $2,446
      Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                 285        190
         (Gain) Loss on Sale of ORE                                    (17)         0
         (Increase) Decrease in Accrued Interest Receivable           (158)      (311)
         Acquisition of Goodwill                                         0     (1,872)
         (Increase) Decrease in Other Assets                          (257)      (106)
         Increase (Decrease) in Accrued Interest Payable                56        135
         Increase (Decrease) in Other Liabilities                      369        810
                                                                  ---------  ---------
           Total Adjustments                                           278     (1,154)
                                                                  ---------  ---------
           Net Cash Provided (Used) by Operating Activities          2,992      1,292

    Cash Flows from Investing Activities:
    ------------------------------------
      Proceeds from Sales and Maturities of Investment Securities:
       Available for sale                                           53,578     28,348
       Held to maturity                                                872        387
      Purchase of Investment Securities:
       Available for sale                                          (46,902)   (26,965)
       Held to maturity                                             (2,162)      (266)
      Proceeds from Sales of ORE                                       151          0
      Purchase of First Federal Savings Bank-property                    0       (175)
      Purchase of Equipment                                            (86)      (114)
      Net (Increase) Decrease in Loans                              (6,824)   (19,841)
                                                                  ---------  ---------
           Net Cash (Used) by Investing Activities                  (1,373)   (18,626)

    Cash Flows from Financing Activities:
    ------------------------------------
      Dividends Paid                                                  (238)      (211)
      Net Increase (Decrease) in Noninterest Bearing Demand
       Deposits                                                      4,229      3,060
      Net Increase (Decrease) in Interest-Bearing Deposits           6,791     29,931
      Net Increase (Decrease) in Securities Sold Under
        Repurchase Agreements                                         (633)     1,775
      Purchase of Treasury Stock                                        (2)        (3)
      Sale of Treasury Stock                                            16          0
                                                                  ---------  ---------
           Net Cash Provided by Financing Activities                10,163     34,552
                                                                  ---------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents            11,782     17,218
    Cash and Cash Equivalents at Beginning of Period                21,696     23,407
                                                                  ---------  ---------
    Cash and Cash Equivalents at End of Period                     $33,478    $40,625
                                                                  =========  =========
    Cash Payments:  Interest                                        $4,661     $3,900
                                                                  =========  =========
                    Income Taxes                                    $1,375     $1,068
                                                                  =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                            June 30, 1998



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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At June 30, 1998, the fair market value of securities available for sale was $704,000 more than amortized cost and at December 31, 1997, the fair market value was $408,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the
amortization of premiums and accretion of discount.   The amortized cost and
estimated market value of securities held to maturity at June 30, 1998 and December 31, 1997, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                       -----  ----------   ----------  --------

June 30, 1998        17,792      495          65       18,222
December 31, 1997    16,502      441           2       16,941


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                               June 30, 1998                June 30, 1997
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $486          $486          ($216)        ($216)
Current-period Change          (21)          (21)           339           339
                           --------      ---------      --------      --------
Ending Balance                $465          $465           $123          $123
                           ========      =========      ========      ========


                               Six Months Ended            Six Months Ended
                                June 30, 1998               June 30, 1997
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $269          $269            $74           $74
Current-period Change          196           196             49            49
                           --------      ---------      --------      --------
Ending Balance                $465          $465           $123          $123
                           ========      =========      ========      ========


5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the second quarter, 1998, and 1997, were 280,578 and 280,530 respectively, and for the first six months of 1998 and 1997, were 280,556 and 280,540 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                            Three Months Ended      Six Months Ended
                                          ----------------------  ---------------------
                                           June 30      June 30    June 30     June 30
                                            1998         1997       1998        1997
                                          ---------    ---------  ---------  ----------
  Interest income                           $5,402       $4,894    $10,665      $9,370
  Interest expense                           2,383        2,126      4,708       4,035
                                          ---------    ---------  ---------   ---------
    Net interest income                      3,019        2,768      5,957       5,335
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      3,019        2,768      5,957       5,335
  Noninterest income                           657          565      1,259       1,118
  Noninterest expense                        1,685        1,539      3,258       2,895
                                          ---------  -----------  ---------  ----------
    Income before taxes                      1,991        1,794      3,958       3,558
  Income tax expense                           625          562      1,244       1,112
                                          ---------  -----------  ---------  ----------
    Net income                              $1,366       $1,232     $2,714      $2,446
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $4.87        $4.39      $9.67       $8.72
  Dividends declared per share               $0.85        $0.75      $0.85       $0.75
  Average shares outstanding                 280.6        280.5      280.6       280.5
  Book value per share                     $122.48      $106.29    $122.48     $106.29

  Selected Quarter End Balances:
  Loans                                   $l43,436     $135,434
  Deposits                                 259,203      248,987
  Debt                                      10,176        7,193
  Equity                                    34,372       29,816
  Total Assets                             305,576      288,023

  Selected Average Balances:
  Loans                                    142,300      126,669    140,165     121,745
  Deposits                                 256,841      232,301    252,953     224,394
  Debt                                      10,279        6,961     10,483       6,619
  Equity                                    33,431       29,276     32,766      28,701
  Total Assets                             302,362      270,372    297,835     261,258

  Selected Ratios (%)
  Return on average assets                    1.81%        1.83%      1.84%       1.89%
  Return on average equity                   16.39%       16.88%     16.70%      17.19%
  Net interest margin (taxable equivalent)    4.39%        4.47%      4.42%       4.50%
  Tier 1 risk-based capital                  19.84%       19.39%
  Total risk based capital                   21.11%       20.71%
  Tier 1 Leverage                            10.18%        9.75%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's second quarter 1998 net income totaled $1,366 thousand, ($4.87 per share) up 11 percent from $1,232 thousand ($4.39 per share) in the second quarter, 1997. For the first six months of 1998, net income was $2,714 thousand ($9.67 per share) up 11% from $2,446 thousand ($8.72 per share) in the first half of 1997.

     The return on average assets was 1.81 percent for the second quarter, 1998, a decrease of 1 percent from the second quarter, 1997 of 1.83 percent. The return on average assets was 1.84 percent for the first six months of 1998, a 3 percent decrease from 1.89 percent for the same period last year.

     The return on average equity was 16.39 percent for the second quarter, 1998, a decrease of 3 percent from the second quarter, 1997 of 16.88 percent. The return on average equity was 16.70 percent for the first six months of 1998, a decrease of 3 percent from 17.19% in the prior year.

     The 1998 second quarter earnings benefited from a 9 percent increase in net interest income and a 16 percent increase in noninterest income while being detrimented by a 9 percent increase in noninterest expense when compared to the 1997 second quarter. The first six months of 1998 earnings benefited from a 12 percent increase in net interest income over the prior year period, a 13 percent increase in noninterest income while being detri-mented by 13 percent increase in noninterest expense.

     Total assets at June 30, 1998 increased to 305,576 thousand, up 6 percent from a year ago and up 5 percent from December 31, 1997.

     The consolidated income and expenses of the Company for 1998 were affected by the acquisition of First Federal Savings Bank and its merger into Minden Bank on May 21, 1997. The 1998 numbers include operations of our Youree Drive Branch (formerly First Federal Savings Bank) for both entire periods, whereas 1997 numbers include operations beginning on May 22.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                             Second Quarter          Six Months
                                          --------------------  --------------------
                                             1998       1997       1998       1997
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $5,402     $4,894    $10,665     $9,370
    Total Interest Expense                   2,383      2,126      4,708      4,035
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      3,019      2,768      5,957      5,335
    Taxable-Equivalent Adjustment
      to Interest Income                        85         73        166        145
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $3,104     $2,841     $6,123     $5,480
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $283,584   $255,167   $279,317   $245,349
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $222,449   $199,702   $220,329   $192,448
      Interest-Free Funds                   61,135     55,465     58,988     52,901
                                          ---------  ---------  ---------  ---------
    Total Investible Funds                $283,584   $255,167   $279,317   $245,349
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.76%      7.81%      7.82%      7.82%
      Interest-Bearing Liabilities            4.30%      4.27%      4.31%      4.23%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.46%      3.54%      3.51%      3.59%
    Contribution of Interest-Free Funds       0.93%      0.93%      0.91%      0.91%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.39%      4.47%      4.42%      4.50%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $588 thousand for the second quarter, 1998, and $591 thousand positive for the first six months, 1998, as compared to a negative $295 thousand for the second quarter, 1997, and a negative $126 thousand for the first six months of 1996.

   Net Interest Income

     The Company's net interest income for the 1998 second quarter was $3,019 thousand, an increase of 9 percent over $2,768 thousand in the 1997 second quarter, and an increase of 3 percent over $2,939 thousand in the first quarter, 1998. Net interest income for the first half of 1998 was $5,957, an increase of 12 percent over the first half, 1997 of $5,335 thousand. The acquisition of First Federal on May 21, 1997 and increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1998 over 1997.

    Average Interest-Earning Assets

     Average interest-earning assets were $283,584 thousand for the 1998 second quarter, $28,417 thousand higher than the 1997 second quarter, an increase of 11 percent. For the first half of 1998, interest-earning assets averaged $279,317 thousand, an increase of 14 percent over the prior year of $245,349 thousand. Average loans increased by $15,631 thousand, during the second quarter, 1998, over the prior year, and by $18,420 thousand in the first half, 1998 over the first half, 1997. Average investment securities increased by $7,904 thousand during the second quarter, 1998 over the prior year and by $11,642 during the first six months, 1998 over 1997. During the second quarter, 1998, average Federal funds sold increased by $4,109 thousand from the prior year and increased by $1,851 thousand in the first half, 1998 over the prior year period. Average interest bearing balances due from banks increased by $454 thousand in the second quarter, 1998 over the same period last year and increased by $1,797 thousand in the first half, 1998 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1998 second quarter were $222,449 thousand, compared to $199,702 thousand for the same period last year, an 11 percent increase, and were $220,329 for the first half of 1998 as compared to $192,448 for the prior year, a 14 percent increase. Average time deposits for the 1998 second quarter were $125,130, an increase of $11,035 thousand over the same period last year, an increase of 10 percent, and average time deposits for the first half, 1998 were $125,098 thousand as compared to $107,211 thousand in the prior year, an increase of 17 percent. Average savings and interest-bearing demand deposits for the 1998 second quarter were $87,040 thousand, an increase of $8,484 thousand or 11 percent over the same period last year, and were $84,748 thousand in the first half, 1998 as compared to $78,618 in the prior year, an increase of 8 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.39 percent in the second quarter of 1998, a decrease of 8 basis points from 4.47 percent in the same period last year and was 4.42 percent in the first half, 1998 as compared to the prior year of 4.50 percent. The major contributing factors for the decreases has been the increased competitive banking market for loans and deposits causing decreased rates on loans while holding deposit rates steady.

     Management expects that the net yield on earning assets will remain constant or decrease slightly during the balance of 1998.


PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1998 or 1997. Management does not anticipate any provision for loan losses during 1998.
A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.

OTHER INCOME
                                                                    First
                                           Second Quarter         Six Months
                                        -------------------  -------------------
                                           1998      1997       1998      1997
    (in thousands)                      ========= =========  ========= =========

    Service Charges                         $416      $398       $798      $789
    Trust Fees                                 0         5          0         7
    Other Operating Income                   241       162        461       322
                                        --------- ---------  --------- ---------
         Total Other Income                 $657      $565     $1,259    $1,118
                                        ========= =========  ========= =========

     Other income for the 1998 second quarter was $657 thousand, up $92 thousand from the same period last year. For the first six months of 1998, other income was $1,259 thousand, an increase of $141 thousand over the same period last year.

     The increases in other income for both periods of 1998 over 1997 have resulted primarily from home mortgage loan fees generated from the origination and sale of home mortgage loans occurring through our Youree Drive Branch acquired May 21, 1997 and volume increases. The home mortgage loan fees generated in the first quarters, 1998 and 1997 were $79 thousand and $18 thousand respectively, and $116 thousand and $18 thousand respectively for the first six months, 1998 and 1997.

OPERATING EXPENSES
                                                                    First
                                           Second Quarter         Six Months
                                        -------------------  -------------------
                                          1998      1997       1998      1997
    (in thousands)                      ========= =========  ========= =========

    Salaries and Employee Benefits          $822      $756     $1,641    $1,468
    Occupancy Expense                        118       103        223       196
    Furniture and Equipment Expense           72        72        146       136
    Amortization                              78        40        155        90
    Capital Stock Taxes                      106        86        212       173
    Stationery, Supplies & Printing           49        58        110        97
    Other Operating Expenses                 440       424        771       735
                                        --------- ---------  --------- ---------
         Total Operating Expenses         $1,685    $1,539     $3,258    $2,895
                                        ========= =========  ========= =========

     Operating expenses for the 1998 second quarter were $1,685 thousand, up from $1,539 thousand in the 1997 second quarter, an increase of $146 thousand. Operating expenses for the first six months of 1998 were $3,258 thousand, an increase of $363 thousand from $2,895 thousand in the comparable period last year. The increases in operating expenses in the second quarter and for the first six months, 1998 as compared to the same periods in the prior year were due to the acquisition of First Federal on May 21, 1997, whereby 1998 reflects operations for the entire periods while 1997 reflects its operation for only a portion of the time along with some volume increases.

     Salaries and employee benefits in the 1998 second quarter were $822 thousand, compared to $756 thousand in the same period last year. Salaries and employee benefits in the 1998 first six months were $1,641 thousand as compared to $1,468 thousand in the same period last year. The increases for both periods in 1998 over 1997 were attributable to full period operations of the Youree Drive Branch in 1998 along with Salary increases.

     Combined occupancy expense and furniture and equipment expense for the 1998 second quarter were $190 thousand as compared to $175 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1998 first six months were $369 thousand as compared to $332 thousand for the same period last year. The major portion of increases in both 1998 periods has been the Youree Drive acquisition in 1997 discussed above.

     Of the other operating expense categories shown, the increases in amorti-zation were attributable primarily to amortization of goodwill from the First Federal acquisition in 1997. Goodwill amortization was $31 thousand for the 1998 second quarter as compared to $10 thousand for the same period last year, and the 1998 first six months were $62 thousand as compared to $10 thousand for the same period last year. The increases in capital stock taxes are due to increase in stockholders'equity and increased earnings in 1998 over 1997.


INCOME TAXES

     In the 1998 second quarter, the Company recorded income tax expense of $625 thousand, compared to $562 thousand for the same period last year. In the 1998 first six months, income tax expense was $1,244 thousand as compared to $1,112 thousand in the same period last year.

     The effective tax rate was 31.4% for the 1998 second quarter as compared to 31.3% for the same period last year. The effective tax rate was 31.4% for the first six months of 1998, as compared to 31.3% for the same period last year. The slightly higher effective tax rate in both periods of 1998, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130,Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS 130 discusses how to report and display compre-hensive income and its components. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." This statement divides comprehensive income into net income and other comprehensive income. The only item that management anticipates that will be included in other comprehensive income will be the net unrealized gain or loss on investment securities class-ified as "available for sale," therefore there should be no material impact by this SFAS on operations or financial statements.

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

    The EDP Steering Committee has researched the need to upgrade the Bank's "Mainframe" computer and software and has made recommendations to the Board of Directors, which has approved the acquisition. The scheduling for installation of the new computer system and software is in process and installation should be completed in the fourth quarter, 1998. All personal computers in service by the Bank have been tested, and necessary upgrades have been ordered and installed. There are some computer networks with which the Bank communicates that have advised that their upgrades to meet the "Year 2000" requirements will not be in place until the first quarter, 1999.

    Under the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices are to be tested, with necessary upgrades made, and cer-tified as to their "Year 2000" readiness by the end of the first quarter, 1999.


CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $143,436 thousand at June 30, 1998 as compared to $136,889 thousand at December 31, 1997 and $135,434 thousand at June 30, 1997. The increase in loans has been was due to increased loan demand.

     The following table sets forth the loan classifications at June 301, 1998, December 31, 1997 and June 30, 1997:
                                               --------------------------------
                                                June 30,   Dec. 31,   June 30,
     (in thousands)                                1998       1997       1997
                                               ---------  ---------  ---------
    Commercial, Financial & Agricultural Loans  $39,563    $33,673    $30,822
    Construction Loans Secured by Real Estate     4,511      3,778      4,855
    Other Loans Secured by Real Estate           73,690     75,237     76,676
    Installment and Single Payment Loans         23,681     22,186     20,889
    Other Loans                                   2,267      2,178      2,354
                                               ---------  ---------  ---------
        Total Loans                             143,712    137,052    135,596
    Less Unearned Discount                          276        163        162
                                               ---------  ---------  ---------
        Total Loans net of Unearned Discount   $143,436   $136,889   $135,434
                                               =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at June 30, 1998, December 31, 1997 and June 30, 1997:

                                             ----------------------------
                                             June 30,  Dec. 31,  June 30,
                                                1998     1997     1997
    (in thousands)                           --------- -------- ---------

    Non-Accrual (Impaired-Cash Basis) Loans     $269      $562      $362
    Past-Due Loans                             1,459       587     1,028
    Restructured Loans                             0         0         0
                                              -------   -------   -------
        Total Non-performing Loans             1,728     1,149     1,390
    Other Real Estate Owned                      328       278       260
                                              -------   -------   -------
        Total Non-performing Assets           $2,056    $1,427    $1,650
                                              =======   =======   =======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of June 30, 1998 these loans totaled $33 thousand as compared to $368 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.19% of total loans at June 30, 1998 and 0.27% of total loans at June 30, 1997. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $8,000 for the quarter ended June 30, 1998 as compared to $9,000 for the quarter ended
June 30, 1997 and $18,000 for the six months ended June 30, 1998 as compared to to $25,000 for the six months ended June 30, 1997. Interest income included cash basis interest of $4,000 in the second quarter, 1998 as compared to $33,000 in the second quarter, 1997 and $13,000 in the first six months, 1998 as compared to $52,000 in the first six months, 1997. Cash basis interest provided increases of 1 basis point in the yield on average loans in the second quarter, 1998 as compared to 10 basis points in the second quarter, 1997 and increases of 2 basis points in the first six months, 1998 as compared to 9 basis points in the first six months, 1997. Interest income for both periods, 1998 and 1997 did not include any interest on restructured loans.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three month and six month periods ended June 30, 1998, and 1997.


                                                Second Quarter      First Six Months
                                              -------------------   ------------------
                                                 1998      1997        1998     1997
    (in thousands)                            ========= =========   ========= ========

    Balance at Beginning of Period              $3,576    $3,306      $3,603   $3,306

    Charge-Offs
      Commercial, Financial and Agricultural        20        42          20       42
      Real Estate - Construction                    23         2          23        2
      Real Estate - Mortgage                         7         0          17       32
      Installment Loans to Individuals              90        20         137       55
                                              --------- ---------   ------------------
         Total                                     140        64         197      131
                                              --------- ---------   ------------------

    Recoveries
      Commercial Financial and Agricultural          0         0           0        0
      Real Estate - Construction                     0         0           0        0
      Real Estate - Mortgage                        61        82          71      138
      Installment Loans to Individuals              14        19          34       30
                                              --------- ---------   ------------------
         Total                                      75       101         105      168
                                              --------- ---------   ------------------
    Net Recoveries (Charge-Offs)                   (65)       37         (92)      37
    Acquired in First Federal acquisition            0       253           0      253
    Additions Charged to Operations                  0         0           0        0
                                              --------- ---------   ------------------
    Balance at End of Period                    $3,511    $3,596      $3,511   $3,596
                                              ========= =========   ==================

     The following table reflects the allowance coverage ratios at June 30, 1998, December 31, 1997 and June 30, 1997.

                                            June 30,   Dec 31,    June 30,
  For the Quarter Ended:                      1998      1997        1997
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         2.45%     2.63%       2.65%
    Average Loans                               2.47%     2.64%       2.84%
    Non-performing Loans                      203.18%   313.58%     258.71%
    Non-performing Assets                     170.77%   252.49%     217.94%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                         0.18%    (0.03%)     (0.11%)
    Average Loans                               0.18%    (0.03%)     (0.11%)
    Allowance for Loan Losses                   7.43%    (1.16%)     (4.13%)

     Management deems its allowance for loan losses at June 30, 1998, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at June 30, 1998, was $34,372 thousand, up from $31,686 thousand at December 31, 1997 and $29,816 thousand at June 30, 1997. Stockholders' equity at June 30, 1998, reflects positive impact of $465 thousand of accumulated other comprehensive income.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At June 30, 1998, the Company's Tier 1 Capital to risk-weighted assets ratio was 20.19% and the Total Capital to risk-weighted assets ratio was 21.48%.

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

                                Capital and Ratios

                                          June 30,    Dec 31,   June 30,
                                            1998       1997       1997
    (in thousands), except ratios        ---------  ---------  ---------

     Tier 1 Capital
       Common Stockholders' Equity         $30,493    $27,868    $26,010
     Tier 2 Capital
       Reserve for Possible Loan Losses      1,937      1,773      1,775
                                          ---------  ---------  ---------
          Total Qualifying Capital         $32,430    $29,641    $27,785
                                          =========  =========  =========

     Risk Weighted Assets                 $151,011   $140,025   $134,130
                                          =========  =========  =========

     Tier 1 Capital Ratio                    20.19%     19.90%     19.39%
     Total Capital Ratio                     21.48%     21.17%     20.71%
     Tier 1 Leverage Ratio                   10.20%      9.59%      9.75%



    Common Stock Dividends

     For the second quarters of 1998 and 1997, the Board of Directors of the Company declared dividends of $.85 and $.75 per share respectively. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 55.40% during the 1998 second quarter and 54.53% during the 1997 second quarter. Cash on hand and due from banks averaged $17,499 thousand in the 1998 second quarter and $15,091 thousand in the 1997 second quarter. Federal Funds sold averaged $21,461 thousand in the 1998 second quarter and $17,352 thousand in the 1997 second quarter.

     At June 30, 1998, investment securities at amortized cost, totalled $119,014 thousand, of which $48,803 thousand or 41% mature or reprice within one year, $53,415 thousand or 45% mature or reprice within two to five years, and $16,796 thousand or 14% mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

                                        MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                        Three Months Ended June 30, 1998 and 1997
                                                            (Thousands)

                                                          1998                             1997
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $6,046      $79         5.24%    $5,592      $56         4.02%
     Federal Funds Sold                         21,461      286         5.35%    17,352      233         5.39%
     Investment Securities <F4>                112,283    1,753         6.26%   104,379    1,604         6.16%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,494       24         6.58%     1,175       23         7.85%
     Loans                                     142,300    3,345         9.43%   126,669    3,051         9.66%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets <F4>                283,584   $5,487         7.76%   255,167   $4,967         7.81%

     Allowance for Loan Losses                  (3,586)                          (3,471)
     Cash and Due from Banks                    11,453                            9,499
     Other Assets <F4>                          10,911                            9,177
                                              ---------                        ---------
          Total Assets                        $302,362                         $270,372
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $87,040     $633         2.92%   $78,556     $561         2.86%
     Time Deposits                             125,130    1,628         5.22%   114,095    1,492         5.25%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   212,170    2,261         4.27%   192,651    2,053         4.27%

     Securities Sold Under
       Repurchase Agreements                    10,279      122         4.76%     6,961       71         4.09%
     Long-Term Debt                                  0        0         0.00%        90        2         8.91%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                222,449   $2,383         4.30%   199,702   $2,126         4.27%


     Demand Deposits                            44,671                           39,650
     Other Liabilities                           1,811                            1,744
                                              ---------                        ---------
          Total Liabilities                    268,931                          241,096
                                              ---------                        ---------

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity                33,431                           29,276
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity <F4>         $302,362                         $270,372
                                              =========                        =========

     SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.46%                            3.54%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS <F4>             $3,104         4.39%             $2,841         4.47%
                                                        ======== ============            ======== ============

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                         Six Months Ended June 30, 1998 and 1997
                                                            (Thousands)

                                                          1998                             1997
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $5,649     $161         5.75%    $3,852      $82         4.29%
     Federal Funds Sold                         18,923      504         5.37%    17,072      456         5.39%
     Investment Securities <F5>                113,130    3,529         6.29%   101,488    3,118         6.20%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,450       43         6.00%     1,192       41         6.94%
     Loans                                     140,165    6,594         9.49%   121,745    5,818         9.64%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets                     279,317  $10,831         7.82%   245,349   $9,515         7.82%

     Allowance for Loan Losses                  (3,587)                          (3,398)
     Cash and Due from Banks                    11,322                           10,640
     Other Assets <F5>                          10,783                            8,667
                                              ---------                        ---------
          Total Assets                        $297,835                         $261,258
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $84,748   $1,218         2.90%   $78,618   $1,118         2.87%
     Time Deposits                             125,098    3,250         5.24%   107,211    2,779         5.23%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   209,846    4,468         4.29%   185,829    3,897         4.23%
     Securities Sold Under
       Repurchase Agreements                    10,483      240         4.62%     6,529      134         4.14%
     Long-Term Debt                                  0        0         0.00%        90        4         8.96%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                220,329   $4,708         4.31%   192,448   $4,035         4.23%


     Demand Deposits                            43,107                           38,565
     Other Liabilities                           1,633                            1,544
                                              ---------                        ---------
          Total Liabilities                    265,069                          232,557
                                              ---------                        ---------

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity <F5>           32,766                           28,701
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity              $297,835                         $261,258
                                              =========                        =========
     SPREAD ON INTEREST-BEARING FUNDS                                   3.51%                            3.59%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS                  $6,123         4.42%             $5,480         4.50%
                                                        ======== ============            ======== ============

<F5>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following four items were submitted to a vote at the Annual Meeting of Shareholders held on April 14, 1998.

     (a)  Election of Directors

     The following fourteen (14) directors were elected to serve until the 1999 Annual Meeting.

     R. Thad Andress          Harry E. McInnis, Jr.
     Don L. Brice             John W. Montgomery
     Dr. Edward D. Brown      Don D. Moore
     Jack E. Byrd, Jr.        Joe E. Ratcliff
     Dr. Gary G. Daniel       Howard G. Spillers
     Hal K. Jackson           R. E. Woodard, III
     James D. Madden          S. Douglas Madden

     There were 221,463 votes cast for the election of all directors with no more than 363 votes being cast against or abstaining on any director.

     (b) The appointment of Heard, McElroy & Vestal as independent auditors for the Company and its subsidiary for the year ending December 31, 1998, was ratified by the following vote:

               FOR       221,287
               AGAINST       113
               ABSTAIN        63



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


                         MINDEN BANCSHARES, INC.



August 10, 1998         BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


August 10, 1998         BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer



                       Financial Data Schedule



                             EXHIBIT 27