Form 10QSB
period 1998-09-30
MINDEN BANCSHARES INC
filed 1998-11-13
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED SEPTEMBER 30, 1998

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

                  280,645 as of October 31, 1998

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 29 Pages
                         Exhibit Index - 26


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               September 30, 1998 and December 31, 1997     4

               Consolidated Statements of Income for
               the Three Months and Nine Months
               Ended September 30, 1998 and 1997            5

               Consolidated Statements of Comprehensive
               Income for the Three Months and Nine
               Months Ended September 30, 1998 and 1997     6

               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30,
		   1998, and 1997                               7

               Notes to Consolidated Financial           8-10
               Statements

Item 2.  Management's Discussion and Analysis           11-26

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               27

Item 6.  Exhibits and Reports on Form 8-K                  27


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                             MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                          (UNAUDITED)
                                                                September   December
                                                                   1998       1997
                                                                 --------   --------
                            ASSETS
    -------------------------------------------(in thousands, except per share data)
    Cash and Cash Equivalents:
      Cash and Due From Banks                                     $14,711    $17,196
      Federal Funds Sold                                           18,000      4,500
                                                                 ---------  ---------
            Total                                                  32,711     21,696
                                                                 ---------  ---------
    Securities:
      Held to Maturity                                             18,298     16,502
      Available for Sale                                          109,772    108,414
                                                                 ---------  ---------
           Total                                                  128,070    124,916
                                                                 ---------  ---------
    Federal Reserve Bank and Federal Home Loan Bank Stock           1,520      1,400
    Loans, Less Allowance for Loan Losses of $3,537 and $3,603    138,845    133,286
    Accrued Interest Receivable                                     2,574      2,642
    Bank Premises and Equipment                                     3,821      3,662
    Real Estate Owned Other Than Bank Premises                        352        278
    Other Assets                                                    4,100      4,198
                                                                 ---------  ---------
    Total Assets                                                 $311,993   $292,078
                                                                 =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------------------------
    Liabilities:
    -----------
      Deposits:
         Noninterest Bearing                                      $43,731    $42,045
         Interest Bearing                                         219,149    206,138
                                                                 ---------  ---------
           Total Deposits                                         262,880    248,183

      Securities Sold Under Repurchase Agreement                   11,067     10,809
      Accrued Interest Payable                                      1,075        986
      Other Liabilities                                               902        414
                                                                 ---------  ---------
           Total Liabilities                                      275,924    260,392
                                                                 ---------  ---------
    Stockholders' Equity:
    --------------------
      Common Stock, par value $2.50 per share; 500,000
         shares authorized; 309,816 shares issued;
         280,645 and 280,511 shares outstanding                       775        775
      Additional Paid-In Capital                                   11,215     11,205
      Undivided Profits                                            24,698     20,737
      Accumulated Other Comprehensive Income                          677        269

      Treasury Stock-At Cost                                       (1,296)    (1,300)
                                                                 ---------  ---------
           Total Stockholders' Equity                              36,069     31,686
                                                                 ---------  ---------
    Total Liabilities and Stockholders' Equity                   $311,993   $292,078
                                                                 =========  =========
    See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                             THREE MONTHS & NINE MONTHS ENDED
                                SEPTEMBER 30, 1998 AND 1997
                                        (UNAUDITED)
                                                             Three Months         Nine Months
                                                          Ended September 30   Ended September 30
                                                          ==================  ===================
                                                            1998      1997      1998      1997
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,439    $3,265   $10,033     $9,084
      Securities:
         Held to Maturity (non-taxable)                       229       189       660        562
         Available for Sale                                 1,442     1,481     4,375      4,081
      Federal Funds Sold                                      352       298       855        754
      Federal Reserve Stock and Other                          23        20        66         60
      Interest-Bearing Balances with Banks                     93        72       254        154
                                                          --------  --------  --------  ---------
           Total Interest Income                            5,578     5,325    16,243     14,695
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            631       574     1,849      1,692
      Time Deposits                                         1,670     1,698     4,920      4,477
      Securities Sold Under Repurchase Agreement and Other    134        92       374        234
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,435     2,364     7,143      6,403
                                                          --------  --------  --------  ---------
           Net Interest Income                              3,143     2,961     9,100      8,292
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        3,143     2,961     9,100      8,292
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         419       429     1,218      1,218
      Trust Department Fees                                     0         2         0          9
      Available for Sale Securities Gains                       0        81         0         81
      Insurance Commissions                                    72        81       177        240
      Mortgage Loan Origination and Related Fees               86        82       202        100
      Other Operating Income                                  103        74       344        219
                                                          --------  --------  --------  ---------
            Total Other Income                                680       749     1,941      1,867
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          825       813     2,466      2,277
      Occupancy Expense                                       113       194       336        391
      Furniture and Equipment Expense                          64        77       210        213
      Goodwill Amortization                                    31        31        94         42
      Capital Stock Taxes                                     106        96       319        269
      Other Operating Expenses                                517       463     1,491      1,373
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,656     1,674     4,916      4,565
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              2,167     2,036     6,125      5,594
    Income Taxes                                              682       688     1,926      1,800
                                                          --------  --------  --------  ---------
    Net Income                                             $1,485    $1,348    $4,199     $3,794
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $5.29     $4.81    $14.97     $13.53
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.00     $0.00     $0.85      $0.75
                                                          ========  ========  ========  =========
    See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         THREE MONTHS & NINE MONTHS ENDED
			          SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)
                                                                Three Months         Nine Months
                                                              Ended September 30  Ended September 30
                                                              ==================  ==================
                                                                1998      1997       1998     1997
                                                              --------  --------  --------  --------
                                                              (in thousands, except per share data)

    Net Income                                                 $1,485    $1,348    $4,199    $3,794
                                                              --------  --------  --------  --------
    Other Comprehensive Income:
      Unrealized Gains (Losses) on Securities:
        Unrealized Gains (Losses) Arising during Period           321       199       617       272
        Less: Reclassification Adjustment for Gains
                Arising during Period                               0         0         0         0
                                                              --------  --------  --------  --------
      Total Gains (Losses) Arising during Period                  321       199       617       272
      Tax (Expense) Benefit                                      (109)       69      (209)      (93)
                                                              --------  --------  --------  --------
    Other Comprehensive Income                                    212       130       408       179
                                                              --------  --------  --------  --------
    Comprehensive Income                                       $1,697    $1,478    $4,607    $3,973
                                                              ========  ========  ========  ========
    See accompanying notes

                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                       (UNAUDITED)
                                                                  ====================
                                                                    1998       1997
                                                                  ---------  ---------
    Cash Flows from Operating Activities:        (in thousands, except per share data)
    ------------------------------------
      Net Income                                                    $4,199     $3,794
	 Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                 407        317
         (Gain) Loss on Sale of Investment Securities                    0        (81)
	  (Gain) Loss on Sale of ORE                                    (18)        (2)
         (Increase) Decrease in Accrued Interest Receivable             68        (90)
         Acquisition of Goodwill                                         0     (1,872)
         (Increase) Decrease in Other Assets                          (345)        63
         Increase (Decrease) in Accrued Interest Payable                89        118
         Increase (Decrease) in Other Liabilities                      488        931
                                                                  ---------  ---------
           Total Adjustments                                           689       (616)
                                                                  ---------  ---------
           Net Cash Provided (Used) by Operating Activities          4,888      3,178

    Cash Flows from Investing Activities:
    ------------------------------------
      Proceeds from Sales and Maturities of Investment Securities:
       Available for sale                                           73,164     66,666
       Held to maturity                                              1,111        411
      Purchase of Investment Securities:
       Available for sale                                          (74,024)   (78,243)
       Held to maturity                                             (2,907)      (920)
      Proceeds from Sales of ORE                                       151          6
      Purchase of First Federal Savings Bank-property                    0       (565)
      Purchase of Equipment                                           (333)      (164)
      Net (Increase) Decrease in Loans                              (5,766)   (21,830)
                                                                  ---------  ---------
           Net Cash (Used) by Investing Activities                  (8,604)   (34,639)

    Cash Flows from Financing Activities:
    ------------------------------------
      Dividends Paid                                                  (238)      (211)
      Net Increase (Decrease) in Noninterest Bearing Demand
       Deposits                                                      1,686      5,245
      Net Increase (Decrease) in Interest-Bearing Deposits          13,011     27,807
      Net Increase (Decrease) in Securities Sold Under
        Repurchase Agreements                                          258      1,688
      Purchase of Treasury Stock                                        (2)        (3)
      Sale of Treasury Stock                                            16          0
                                                                  ---------  ---------
           Net Cash Provided by Financing Activities                14,731     34,526
                                                                  ---------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents            11,015      3,065
    Cash and Cash Equivalents at Beginning of Period                21,696     23,407
                                                                  ---------  ---------
    Cash and Cash Equivalents at End of Period                     $32,711    $26,472
                                                                  =========  =========
    Cash Payments:  Interest                                        $7,054     $6,285
                                                                  =========  =========
                    Income Taxes                                    $2,098     $1,702
                                                                  =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                          September 30, 1998



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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At September 30, 1998, the fair market value of securities available for sale was $1,026,000 more than amortized cost and at December 31, 1997, the fair market value was $408,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the
amortization of premiums and accretion of discount.   The amortized cost and
estimated market value of securities held to maturity at September 30, 1998 and December 31, 1997, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                       -----  ----------   ----------  --------

September 30, 1998   18,298      607          71       18,834
December 31, 1997    16,502      441           2       16,941


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                             September 30, 1998           September 30, 1997
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $465          $465           $123          $123
Current-period Change          212           212            130           130
                           --------      ---------      --------      --------
Ending Balance                $677          $677           $253          $253
                           ========      =========      ========      ========


                              Nine Months Ended           Nine Months Ended
                             September 30, 1998          September 30, 1997
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $269          $269            $74           $74
Current-period Change          408           408            179           179
                           --------      ---------      --------      --------
Ending Balance                $677          $677           $253          $253
                           ========      =========      ========      ========


5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the third quarter, 1998, and 1997, were 280,645 and 280,511 respectively, and for the first nine months of 1998 and 1997, were 280,586 and 280,530 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                            Three Months Ended      Nine Months Ended
                                          ----------------------  ---------------------
                                               September 30           September 30
                                              --------------          --------------
						    1998         1997       1998        1997
                                          ---------    ---------  ---------  ----------
  Interest income                           $5,578       $5,325    $16,243     $14,695
  Interest expense                           2,435        2,364      7,143       6,403
                                          ---------    ---------  ---------   ---------
    Net interest income                      3,143        2,961      9,100       8,292
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      3,143        2,961      9,100       8,292
  Noninterest income                           680          749      1,940       1,867
  Noninterest expense                        1,656        1,674      4,915       4,565
                                          ---------  -----------  ---------  ----------
    Income before taxes                      2,167        2,036      6,125       5,594
  Income tax expense                           682          688      1,926       1,800
                                          ---------  -----------  ---------  ----------
    Net income                              $1,485       $1,348     $4,199      $3,794
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $5.29        $4.81     $14.97      $13.53
  Dividends declared per share               $0.00        $0.00      $0.85       $0.75
  Average shares outstanding                 280.6        280.5      280.6       280.5
  Book value per share                     $128.52      $111.56    $128.52     $111.56

  Selected Quarter End Balances:
  Loans                                   $l42,382     $137,209
  Deposits                                 262,880      249,007
  Debt                                      11,067        7,106
  Equity                                    36,069       31,295
  Total Assets                             311,993      289,539

  Selected Average Balances:
  Loans                                    141,803      134,351    140,717     125,993
  Deposits                                 260,852      250,172    255,616     233,081
  Debt                                      10,676        8,340     10,548       7,139
  Equity                                    35,128       30,664     33,786      29,321
  Total Assets                             308,686      291,167    301,750     271,266

  Selected Ratios (%)
  Return on average assets                    1.91%        1.84%      1.86%       1.87%
  Return on average equity                   16.77%       17.44%     16.62%      17.30%
  Net interest margin (taxable equivalent)    4.42%        4.40%      4.42%       4.46%
  Tier 1 risk-based capital                  20.14%       21.03%
  Total risk based capital                   21.39%       22.30%
  Tier 1 Leverage                            10.51%       10.10%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's third quarter, 1998 net income totaled $1,485 thousand, ($5.29 per share) up 10 percent from $1,348 thousand ($4.81 per share) in the third quarter, 1997. For the first nine months of 1998, net income was $4,199 thousand ($14.97 per share) up 11% from $3,794 thousand ($13.53 per share) in the first nine months of 1997.

     The return on average assets was 1.91 percent for the third quarter, 1998, an increase of 4 percent from the third quarter, 1997 of 1.84 percent. The return on average assets was 1.86 percent for the first nine months of 1998, a 1 percent decrease from 1.87 percent for the same period last year.

     The return on average equity was 16.77 percent for the third quarter, 1998, a decrease of 4 percent from the third quarter, 1997 of 17.44 percent. The return on average equity was 16.62 percent for the first nine months of 1998, a decrease of 4 percent from 17.30% in the prior year.

     The 1998 third quarter earnings benefited from a 6 percent increase in net interest income and a 1 percent increase in noninterest expense while being detrimented by a 9 percent decrease in noninterest income when compared to the 1997 third quarter. The first nine months of 1998 earnings benefited from a 9 percent increase in net interest income over the prior year period, a 4 percent increase in noninterest income while being detri-mented by 8 percent increase in noninterest expense.

     Total assets at September 30, 1998 increased to 311,993 thousand, up 8 percent from a year ago and up 7 percent from December 31, 1997.

     The consolidated income and expenses of the Company for 1998 were affected by the acquisition of First Federal Savings Bank and its merger into Minden Bank on May 21, 1997. The 1998 numbers include operations of our Youree Drive Branch (formerly First Federal Savings Bank) for both entire periods, whereas 1997 numbers include operations beginning on May 22.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                              Third Quarter          Nine Months
                                          --------------------  --------------------
                                             1998       1997       1998       1997
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $5,578     $5,325    $16,243    $14,695
    Total Interest Expense                   2,435      2,364      7,143      6,403
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      3,143      2,961      9,100      8,292
    Taxable-Equivalent Adjustment
      to Interest Income                        88         72        254        212
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $3,231     $3,033     $9,354     $8,509
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $289,971   $273,721   $282,907   $254,910
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $224,920   $216,054   $221,773   $200,448
      Interest-Free Funds                   65,051     57,667     61,134     54,462
                                          ---------  ---------  ---------  ---------
    Total Investible Funds                $289,971   $273,721   $282,907   $254,910
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.75%      7.82%      7.80%      7.82%
      Interest-Bearing Liabilities            4.30%      4.34%      4.31%      4.27%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.45%      3.48%      3.49%      3.55%
    Contribution of Interest-Free Funds       0.97%      0.92%      0.93%      0.91%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.42%      4.40%      4.42%      4.46%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $697 thousand for the third quarter, 1998, and $627 thousand positive for the first nine months, 1998, as compared to a negative $268 thousand for the third quarter, 1997 and a positive $7 thousand for the first nine months of 1997.

   Net Interest Income

     The Company's net interest income for the 1998 third quarter was $3,143 thousand, an increase of 6 percent over $2,961 thousand in the 1997 third quarter, and an increase of 4 percent over $3,019 thousand in the second quarter, 1998. Net interest income for the first nine months of 1998 was $9,100, an increase of 10 percent over the first nine months, 1997 of $8,292 thousand. The acquisition of First Federal on May 21, 1997 and increases in loan and deposit volume have contributed to the increase in net interest income for the first nine months of 1998 over 1997, whereas the increase in the third quarter, 1998 over 1997 was due primarily to loan and deposit increases.

    Average Interest-Earning Assets

     Average interest-earning assets were $289,971 thousand for the 1998 third quarter, $16,250 thousand higher than the 1997 third quarter, an increase of 6 percent. For the first nine months of 1998, interest-earning assets averaged $282,907 thousand, an increase of 11 percent over the prior year of $254,910 thousand. Average loans increased by $7,452 thousand, during the third quarter, 1998, over the prior year, and by $14,724 thousand in the first nine months, 1998 over the first nine months, 1997. Average investment securities increased by $3,244 thousand during the third quarter, 1998 over the prior year and by $8,812 thousand during the first nine months, 1998 over 1997. During the third quarter, 1998, average Federal funds sold increased by $4,054 thousand over the prior year and increased by $2,593 thousand in the first nine months, 1998 over the prior year period. Average interest bearing balances due from banks increased by $1,266 thousand in the third quarter, 1998 over the same period last year and increased by $1,618 thousand in the first nine months, 1998 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1998 third quarter were $224,920 thousand, compared to $216,054 thousand for the same period last year, a 4 percent increase, and were $221,773 for the first nine months of 1998 as compared to $200,448 for the prior year, an 11 percent increase. Average time deposits for the 1998 third quarter were $127,366, a decrease of $757 thousand from the same period last year, a decrease of 1 percent, and average time deposits for the first nine months, 1998 were $125,863 thousand as compared to $114,258 thousand in the prior year, an increase of 10 percent. Average savings and interest-bearing demand deposits for the 1998 third quarter were $86,878 thousand, an increase of $7,377 thousand or 9 percent over the same period last year, and were $85,362 thousand in the first nine months, 1998 as compared to $78,916 thousand in the prior year, an increase of 8 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.42 percent in the third quarter of 1998, an increase of 2 basis points over
4.40 percent in the same period last year and was 4.42 percent in the first nine months, 1998 as compared to the prior year of 4.45 percent. The major contributing factor for the increase in the third quarter, 1998 over 1997 was the recognition of cash basis interest, discussed below, while the first nine months, 1998 decrease from the prior year has been due to the increased competitive banking market for loans and deposits causing greater declines in loan rates than deposit rates.

     Management expects that the net yield on earning assets will decrease slightly during the balance of 1998.


PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1998 or 1997. Management does not anticipate any provision for loan losses during 1998.
A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.

OTHER INCOME
                                                                    First
                                           Third Quarter         Nine Months
                                        -------------------  -------------------
                                           1998      1997       1998      1997
    (in thousands)                      ========= =========  ========= =========

    Service Charges                         $419      $429     $1,218    $1,218
    Trust Fees                                 0         7          0         9
    Available for Sale Securities Gains        0        81          0        81
    Insurance Commissions                     72        81        177       240
    Mortgage Loan Origination and
      Related Fees                            86        82        202       100
    Other Operating Income                   103        74        344       219
                                        --------- ---------  --------- ---------
         Total Other Income                 $680      $754     $1,941    $1,867
                                        ========= =========  ========= =========

     Other income for the 1998 third quarter was $680 thousand, down $74 thousand from the same period last year. The decrease has been due to the $81 thousand gain in the prior year on sale of securities.

      For the first nine months of 1998, other income was $1,941 thousand, an increase of $74 thousand over the same period last year. The increases have been due to 1998 operation for the full period of the Youree Drive Branch acquired in the second quarter, 1997 along with some fee structure changes.


OPERATING EXPENSES
                                                                    First
                                           Third Quarter         Nine Months
                                        -------------------  -------------------
                                          1998      1997       1998      1997
    (in thousands)                      ========= =========  ========= =========

    Salaries and Employee Benefits          $825      $813     $2,466    $2,277
    Occupancy Expense                        113       194        336       391
    Furniture and Equipment Expense           64        77        210       213
    Goodwill Amortization                     31        31         94        42
    Capital Stock Taxes                      106        96        319       269
    Other Operating Expenses                 517       463      1,491     1,373
                                        --------- ---------  --------- ---------
         Total Operating Expenses         $1,656    $1,674     $4,916    $4,565
                                        ========= =========  ========= =========

     Operating expenses for the 1998 third quarter were $1,656 thousand, down from $1,674 thousand in the 1997 third quarter, a decrease of $18 thousand. Operating expenses for the first nine months of 1998 were $4,916 thousand, an increase of $351 thousand over $4,565 thousand in the comparable period last year. Most categories of operating expenses except occupancy expenses increased in the third quarter and for the first nine months, 1998 as compared to the same periods in the prior
year.   The first nine months, 1998 reflect operations for the entire period for the acquisition of First Federal on May 21, 1997, while
1997 reflects its operation for only a portion of the time along with some volume increases. The decrease in occupancy expense in both periods, 1998 was due to renovations and updating of one our Shreveport, Louisiana branches in 1997.

     Salaries and employee benefits in the 1998 third quarter were $825 thousand, compared to $813 thousand in the same period last year. Salaries and employee benefits in the 1998 first nine months were $2,466 thousand as compared to $2,277 thousand in the same period last year. The increases for both periods in 1998 over 1997 were attributable to full period operations of the Youree Drive Branch in 1998 along with Salary increases.

     Combined occupancy expense and furniture and equipment expense for the 1998 third quarter were $177 thousand as compared to $271 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1998 first nine months were $546 thousand as compared to $604 thousand for the same period last year. The major portion of decreases in both 1998 periods has been the branch renovations and updating mentioned above.

     Of the other operating expense categories shown, the increases in amorti-zation of goodwill for the first nine months of 1998 was attributable to amor-tization from the First Federal acquisition in 1997 for the entire period in 1998 whereas 1997 refelectd only a portion of the period. Goodwill from the First Federal acquisition is being amortized over 15 year life.

     The increases in capital stock taxes are due to increases in stockholders' equity and increased earnings in both periods of 1998 over 1997.


INCOME TAXES

     In the 1998 third quarter, the Company recorded income tax expense of $682 thousand, compared to $688 thousand for the same period last year. In the 1998 first nine months, income tax expense was $1,926 thousand as compared to $1,800 thousand in the same period last year.

     The effective tax rate was 31.5% for the 1998 third quarter as compared to 33.8% for the same period last year. The effective tax rate was 31.4% for the first nine months of 1998, as compared to 32.2% for the same period last year. The slightly lower effective tax rate in both periods of 1998, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS 130 discusses how to report and display compre-hensive income and its components. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." This statement divides comprehensive income into net income and other comprehensive income. The only item that management anticipates that will be included in other comprehensive income will be the net unrealized gain or loss on investment securities class-ified as "available for sale," therefore there should be no material impact by this SFAS on operations or financial statements.

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


CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $142,382 thousand at September 30, 1998 as compared to $136,889 thousand at December 31, 1997 and $137,209 thousand at September 30, 1997. The increase in loans has been due to increased loan demand.

     The following table sets forth the loan classifications at September 30, 1998, December 31, 1997 and September 30, 1997:

						      ------------------------------
                                               Sept. 30,   Dec. 31,  Sept 30,
     (in thousands)                                1998       1997       1997
                                               ---------  ---------  ---------
    Commercial, Financial & Agricultural Loans  $39,312    $33,673    $33,557
    Construction Loans Secured by Real Estate     4,867      3,778      5,038
    Other Loans Secured by Real Estate           73,741     75,237     75,152
    Installment and Single Payment Loans         24,341     22,186     21,748
    Other Loans                                     410      2,178      1,894
                                               ---------  ---------  ---------
        Total Loans                             142,671    137,052    137,389
    Less Unearned Discount                          289        163        180
                                               ---------  ---------  ---------
        Total Loans net of Unearned Discount   $142,382   $136,889   $137,209
                                               =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at September 30, 1998, December 31, 1997 and September 30, 1997:

                                             ----------------------------
                                             Sept. 30, Dec. 31, Sept. 30,
                                                 1998     1997     1997
    (in thousands)                           --------- -------- ---------

    Non-Accrual (Impaired-Cash Basis) Loans     $313      $562      $377
    Past-Due Loans                               995       587       854
    Restructured Loans                             0         0         0
                                              -------   -------   -------
        Total Non-performing Loans             1,308     1,149     1,231
    Other Real Estate Owned                      352       278       255
                                              -------   -------   -------
        Total Non-performing Assets           $1,660    $1,427    $1,486
                                              =======   =======   =======

     In addition to the non-performing loans discussed above, management identifies other loans for which payments are current that are subject to potential future classification as nonperforming. As of September 30, 1998 there were no loans identified as subject to potential future classification as nonperforming compared to $73 thousand a year ago and $71 thousand at December 31, 1997.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.22% of total loans at September 30, 1998 and 0.27% of total loans at September 30, 1997. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $9,000 for the quarter ended September 30, 1998 as compared to $11,000 for the quarter ended September 30, 1997 and $27,000 for the nine months ended September 30, 1998 as compared to $36,000 for the nine months ended September 30, 1997. Interest income included cash basis interest of $79,000 in the third quarter, 1998 as compared to $54,000 in the third quarter, 1997 and $92,000 in the first nine months, 1998 as compared to $96,000 in the first nine months, 1997. Cash basis interest provided increases of 20 basis points in the yield on average loans in the third quarter, 1998 as compared to 13 basis points in the third quarter, 1997 and increases of 6 basis points in the first nine months, 1998 as compared to 6 basis points in the first nine months, 1997. Interest income for both periods, 1998 and 1997 did not include any interest on restructured loans.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three month and nine month periods ended September 30, 1998, and 1997.


                                                 Third Quarter      First Nine Months
                                              -------------------   ------------------
                                                 1998      1997        1998     1997
    (in thousands)                            ========= =========   ========= ========

    Balance at Beginning of Period              $3,511    $3,596      $3,603   $3,306

    Charge-Offs
      Commercial, Financial and Agricultural        25         0          45       42
      Real Estate - Construction                     0         0          23        2
      Real Estate - Mortgage                         4         0          21       32
      Installment Loans to Individuals              77        63         214      118
                                              --------- ---------   ------------------
         Total                                     106        63         303      194
                                              --------- ---------   ------------------

    Recoveries
      Commercial Financial and Agricultural          0         0           0        0
      Real Estate - Construction                     0         0           0        0
      Real Estate - Mortgage                        99         8         170      146
      Installment Loans to Individuals              33        20          67       50
                                              --------- ---------   ------------------
         Total                                     132        28         237      196
                                              --------- ---------   ------------------
    Net Recoveries (Charge-Offs)                    26       (35)        (66)       2
    Acquired in First Federal acquisition            0                     0      253
    Additions Charged to Operations                  0         0           0        0
                                              --------- ---------   ------------------
    Balance at End of Period                    $3,537    $3,561      $3,537   $3,561
                                              ========= =========   ==================

     The following table reflects the allowance coverage ratios at September 30, 1998, December 31, 1997 and September 30, 1997.

                                             Sept 30,   Dec 31,   Sept 30,
  For the Quarter Ended:                      1998      1997        1997
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         2.48%     2.63%       2.60%
    Average Loans                               2.49%     2.64%       2.65%
    Non-performing Loans                      270.41%   313.58%     289.28%
    Non-performing Assets                     213.07%   252.49%     239.64%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                        (0.07%)   (0.03%)     (0.10%)
    Average Loans                              (0.07)    (0.03%)     (0.10%)
    Allowance for Loan Losses                  (2.92)    (1.16%)     (3.90%)

     Management deems its allowance for loan losses at September 30, 1998, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at September 30, 1998, was $36,069 thousand, up from $31,686 thousand at December 31, 1997 and $31,295 thousand at September 30, 1997. Stockholders' equity at September 30, 1998, reflects positive impact of $677 thousand of accumulated other comprehensive income.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At September 30, 1998, the Company's Tier 1 Capital to risk-weighted assets ratio was 20.14% and the Total Capital to risk-weighted assets ratio was 21.39%.

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

                                Capital and Ratios

                                          Sept 30,    Dec 31,   Sept 30,
                                            1998       1997       1997
    (in thousands), except ratios        ---------  ---------  ---------

     Tier 1 Capital
       Common Stockholders' Equity         $32,043    $27,868    $27,420
     Tier 2 Capital
       Reserve for Possible Loan Losses      1,989      1,773      1,736
                                          ---------  ---------  ---------
          Total Qualifying Capital         $34,032    $29,641    $29,156
                                          =========  =========  =========

     Risk Weighted Assets                 $159,081   $140,025   $138,875
                                          =========  =========  =========

     Tier 1 Capital Ratio                    20.14%     19.90%     19.74%
     Total Capital Ratio                     21.39%     21.17%     20.99%
     Tier 1 Leverage Ratio                   10.51%      9.59%      9.54%



    Common Stock Dividends

     For the third quarters of 1998 and 1997, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 54.36% during the 1998 third quarter and 53.70% during the 1997 third quarter. Cash on hand and due from banks averaged $18,230 thousand in the 1998 third quarter and $16,600 thousand in the 1997 third quarter. Federal Funds sold averaged $25,793 thousand in the 1998 third quarter and $21,739 thousand in the 1997 third quarter.

     At September 30, 1998, investment securities at amortized cost, totaled $128,565 thousand, of which $53,726 thousand or 42% mature or reprice within one year, $55,561 thousand or 43% mature or reprice within two to five years, and $19,278 thousand or 15% mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

                                        MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                      Three Months Ended September 30, 1998 and 1997
                                                            (Thousands)

                                                          1998                             1997
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $7,423      $93         4.97%    $6,157      $72         4.64%
     Federal Funds Sold                         25,793      352         5.41%    21,739      298         5.44%
     Investment Securities <F4>                113,445    1,759         6.15%   110,201    1,742         6.27%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,507       23         6.06%     1,273       20         6.23%
     Loans                                     141,803    3,439         9.62%   134,351    3,265         9.64%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Earning Assets <F4>                289,971   $5,666         7.75%   273,721   $5,397         7.82%
                                                        --------      -------            --------      -------
     Allowance for Loan Losses                  (3,546)                          (3,595)
     Cash and Due from Banks                    10,807                           10,443
     Other Assets <F4>                          10,994                           10,432
                                              ---------                        ---------
          Total Assets                        $308,226                         $291,001
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $86,878     $631         2.88%   $79,501     $574         2.86%
     Time Deposits                             127,366    1,670         5.20%   128,123    1,698         5.26%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Bearing Deposits                   214,244    2,301         4.26%   207,624    2,272         4.34%

     Securities Sold Under
       Repurchase Agreements                    10,676      134         4.98%     8,340       90         4.28%
     Long-Term Debt                                  0        0         0.00%        90        2         8.75%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Bearing Liabilities                224,920   $2,435         4.30%   216,054   $2,364         4.34%
                                                        --------      -------            --------      -------
     Demand Deposits                            46,608                           42,548
     Other Liabilities                           1,973                            1,951
                                              ---------                        ---------
          Total Liabilities                    273,501                          260,553


     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity                34,725                           30,448
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity <F4>         $308,226                         $291,001
                                              =========                        =========

     SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.45%                            3.48%
                                                                      =======                          =======
     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS <F4>             $3,231         4.42%             $3,033         4.40%
                                                        ========      =======            ========      =======

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                       Nine Months Ended September 30, 1998 and 1997
                                                            (Thousands)

                                                          1998                             1997
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $6,247     $255         5.46%    $4,629     $154         4.45%
     Federal Funds Sold                         21,238      855         5.38%    18,645      754         5.41%
     Investment Securities <F5>                113,236    5,288         6.24%   104,424    4,860         6.22%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,469       66         6.00%     1,219       60         6.58%
     Loans                                     140,717   10,033         9.53%   125,993    9,084         9.64%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Earning Assets                     282,907  $16,497         7.80%   254,910  $14,912         7.82%
                                                        --------      -------            --------      -------
     Allowance for Loan Losses                  (3,573)                          (3,465)
     Cash and Due from Banks                    11,148                           10,574
     Other Assets <F5>                          10,854                            9,263
                                              ---------                        ---------
          Total Assets                        $301,336                         $271,282
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $85,362   $1,849         2.90%   $78,916   $1,692         2.87%
     Time Deposits                             125,863    4,920         5.23%   114,258    4,477         5.24%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Bearing Deposits                   211,225    6,769         4.28%   193,174    6,169         4.27%
     Securities Sold Under
       Repurchase Agreements                    10,548      374         4.74%     7,139      228         4.27%
     Long-Term Debt                                  0        0         0.00%        90        6         8.91%
                                              --------- --------      -------  --------- --------      -------
          Total Interest-
            Bearing Liabilities                221,773   $7,143         4.31%   200,403   $6,403         4.27%
                                              --------- --------      -------  --------- --------      -------
     Demand Deposits                            44,391                           39,907
     Other Liabilities                           1,747                            1,682
                                              ---------                        ---------
          Total Liabilities                    267,911                          241,992

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity <F5>           33,425                           29,290
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity              $301,336                         $271,282
                                              =========                        =========
     SPREAD ON INTEREST-BEARING FUNDS                                   3.49%                            3.55%
                                                                      =======                          =======
     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS                  $9,354         4.42%             $8,509         4.46%
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


                         MINDEN BANCSHARES, INC.



November 9, 1998         BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


November 9, 1998         BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer



                       Financial Data Schedule



                             EXHIBIT 27