Form 10KSB
period 1998-12-31
MINDEN BANCSHARES INC
filed 1999-03-30
CIK 889553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1998

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

  Issuers' revenues for its most recent fiscal year:  $24,598,000.

    State the aggregate market value of the voting stock held by nonaffiliates computed by reference to price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:
As of March 9, 1999 - $28,037,000.

    State the number of shares outstanding of each of the issuer's classes, of common equity, as of the latest practical date: As of March 9, 1999 - 280,583 shares Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement, which will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Form (check one):  Yes [   ]  No [ X ]

                                   FORM 10-KSB

                                      INDEX

PART I                                                               Page

Item 1.   Business                                                     4
Item 2.   Properties                                                  16
Item 3.   Legal Proceedings                                          None
Item 4.   Submission of Matters to a Vote of Security Holders        None

PART II

Item 5.   Market for Registrant's Common Equity and Related           17
              Stockholder Matters
Item 6.   Management's discussion and Analysis of Financial
               Condition and Results of Operations                    17
Item 7.   Financial Statements                                        24
Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                  None

PART III

Item 9.   Directors and Executive Officers of the Registrant          41
Item 10.  Executive Compensation                                      41
Item 11.  Security Ownership of Certain Beneficial Owners and
                Management                                            41
Item 12.  Certain Relationships and Related Transactions              41

PART IV

Item 13.  Exhibits and Reports on Form 8-K                            42

Signatures                                                            43

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

     The principal asset of Minden Bancshares is all of the outstanding stock of Minden Bank, all of which is owned by Minden Bancshares. As of December 31, 1998, Minden Bancshares had, on a consolidated basis, total assets of $328,375,000, total deposits of $280,371,000 and total stockholders' equity of $36,114,000. The principal executive offices of Minden Bancshares and its wholly owned subsidiary are located at 401 Main Street, Minden, Louisiana 71055.

      At December 31, 1998, Minden Bancshares' wholly owned subsidiary, Minden Bank, had 97 full time and 11 part time employees.

      Minden Bancshares and its subsidiary, Minden Bank, derive all of their income from banking and bank-related services. The holding company structure serves as a mechanism to enhance Minden Bank's ability to meet its customer's requirements for financial services and provides flexibility for expansion of Minden Bancshares' banking business.

SUBSIDIARY ENTITY

     Minden Bank is a state-chartered bank organized under the laws of Louisiana and is a member of the Federal Reserve System. Through its three locations in Minden, its branch location in Sarepta, Louisiana and its three branches in Shreveport, Louisiana , (See "ITEM 2 PROPERTIES" for descriptions) Minden Bank conducts a general banking and trust business. It is a full service bank offering (i) retail banking services, such as demand, savings and time deposits, money market checking, lending, safe deposit boxes, money orders, travelers checks and six ATM locations, (ii) commercial account services which include, in addition to above, commercial lending, stand-by letters of credit, wire transfers, and night depository services.

      Minden Bank's deposit base is such that the loss of one depositor or a group of depositors would not have a materially adverse effect on its business and earnings. Also, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio. Minden Bank's business is not seasonal.

      At December 31, 1998, Minden Bank had total assets and deposits of $328,375,000 and $280,424,000 respectively.

ACQUISITIONS

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

      Banking in the market area served by Minden Bank is highly competitive. Competition is provided by other financial holding companies and institutions located in Webster parish and throughout the State of Louisiana. In early 1998, Hibernia Corporation, headquartered in New Orleans, Louisiana, with statewide operations in Louisiana and portions of Texas through its banking subsidiary, Hibernia National Bank, and Peoples Holding Corporation, headquartered in Minden, Louisiana, with operations in Webster, Bossier and Claiborne Parishes through its subsidiary bank, Peoples Bank & Trust Company, announced the acquisition of Peoples Holding Corporation by Hibernia Corporation. The acquisition was completed in November, 1998. Peoples Holding Corporation had consolidated assets of $228 million at December 31, 1997 and has been Minden Bank's main source of competition in the Minden, Louisiana area for many years. Minden Bancshares and its banking subsidiary, Minden Bank, not only compete with other bank holding companies and banks, but with savings and loan associations, insurance companies, finance companies, credit unions, pension trusts, and other institutions that provide investment services to the public. Minden Bank anticipates intense competition from the established local, state, regional, and national banks and bank holding companies.

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

     FDIC Insurance Assessments

      Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.4% for the healthiest banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for the healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assessment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposits Insurance Funds Act of 1996 (Funds ) reduced the rates to 0.0% for the healthiest banks and 0.27% of weakest Oakar SAIF banks. Also, effective October 1, 1996, under the
Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997, for FICO bond servicing. The FICO assessments under BIF and SAIF were at the quarterly rates of 0.00311% and 0.01555%, respectively in the first half of 1998 and at the quarterly rates of 0.00305% and 0.01525%, respectively in the second half of 1998. Minden Bank had $35,834,110 of SAIF deposits in the first half of 1998 and $36,550,792 and 37,647,315, respectively of SAIF deposits in the 1998 third and fourth quarters. Minden Bank's Oakar deposits insured under the SAIF are the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank and the 1997 acquisition of FFSB.

     Selected Statistical Information

                             SELECTED FINANCIAL DATA

    The following selected financial data is not covered by the auditor's report and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" which are included later.

                                            Years Ended December 31,
                                            ------------------------
                                     1998     1997     1996     1995     1994
                                     ----     ----     ----     ----     ----
                                 (Dollars in thousands, except per share data)
Operations:
Interest Income                   $21,906   20,028   17,255   15,015   11,100
Interest Expense                    9,716    8,750    7,420    6,301    4,213
                                  -------   ------   ------   ------   ------
Net Interest Income                12,190   11,278    9,835    8,714    6,887
Provision for Loan Losses               -        -        -        -        -
                                  -------   ------   ------   ------   ------
Net Interest Income After
 Provision for Loan Losses         12,190   11,278    9,835    8,714    6,887
Noninterest Income                  2,692    2,465    2,208    1,804    1,128
Noninterest Expense                 6,575    6,278    5,359    5,233    3,740
                                  -------   ------   ------   ------   ------
Income Before Taxes                 8,307    7,465    6,684    5,285    4,275
Income Tax Expense                  2,603    2,384    2,073    1,617    1,336
                                  -------   ------   ------   ------   ------
Net Income                        $ 5,704    5,081    4,611    3,668    2,939
                                  =======   ======   ======   ======   ======
Per Share:
Earnings Per Share               $  20.33    18.11    16.43    13.07    10.43
Book Value at End of Period<F1>    128.71   112.96    98.15    85.55    67.74
Cash Dividends                       5.00     4.00     3.25     2.75     2.25
Total Shares Outstanding
     (thousands)                      281      281      281      281      281

Balances at End of Period:
Investment Securities            $150,628  124,916  105,231   88,525   90,057
Loans, net of unearned interest   140,320  136,889  115,346   99,381   66,225
Allowance for Possible
     Loan Losses                    3,392    3,603    3,306    3,387    3,395
Total Assets                      328,375  292,078  250,032  227,011  172,565
Deposits                          280,371  248,183  215,996  196,096  145,264
Stockholders' Equity               36,114   31,686   27,536   24,009   19,021


Average Balances:
Total Average Assets              307,515  277,084  241,234  210,199  169,353
Total Average Shareholders'
    Equity                         34,423   29,852   25,867   21,998   19,380

Ratios:
Return on Average Assets            1.85%    1.83%    1.91%    1.75%    1.74%
Return on Average Equity           16.57%   17.02%   17.83%   16.67%   15.17%
Average Stockholders' Equity
     to Average Assets             11.19%   10.77%   10.72%   10.47%   11.44%



<F1> These amounts reflect unrealized gains and losses on available for sale securities in the stockholders' equity section of the balance sheet, required upon the adoption of FASB 115 in 1994. The book value per share at the end of 1998, 1997, 1996, 1995 and 1994 without including the unrealized gains and losses on available for sale securities would have been $127.32, $112.00, $97.88, $84.69 and $74.37, respectively.

                                   SELECTED STATISTICAL INFORMATION

                       CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                       YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                        TAXABLE EQUIVALENT BASIS
                                        ------------------------
                                              (in thousands)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                          1998                        1997
                                              --------------------------   -------------------------
                                               Average   Income/  Yield/   Average   Income/  Yield/
                                               Balance   Expense  Rate     Balance   Expense  Rate
                                              --------   ------  ------    -------   -------  ------
ASSETS
Earning Assets:
  Loans, net of
    unearned income <F2>                      $141,042    13,432   9.52%    128,612   12,353   9.60%
  Investment Securities:
    Taxable (available for sale)               101,849     6,110   6.00%     92,517    5,643   6.10%
    Nontaxable (held to maturity)               17,554     1,232   7.02%     14,964    1,062   7.10%
                                              --------    ------            -------   ------
      Total investment securities              119,403     7,342   6.15%    107,481    6,705   6.24%
  Federal funds sold                            21,197     1,112   5.25%     18,771    1,018   5.42%
  Interest-bearing balances with
    other banks                                  6,854       365   5.33%      5,279      247   4.68%
                                              --------    ------            -------   ------
      Total earning assets                     288,496    22,251   7.71%    260,143   20,323   7.81%
Allowance for loan losses                       (3,562)                      (3,509)
Unrealized gain (loss) on available
  for sale securities                              728                          108
Cash and due from banks                         11,150                       10,660
Other assets                                    10,703                        9,682
                                              --------                      -------
Total Assets                                  $307,515                      277,084
                                              ========                      =======

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits:
    Demand                                    $ 27,701       690   2.49%     26,097      645   2.47%
    Savings                                     58,836     1,817   3.09%     53,413    1,636   3.06%
    Certificates of deposit less
      than $100,000 and other time
      deposits                                  99,371     5,183   5.22%     91,075    4,752   5.22%
    Certificates of deposit of
      $100,000 or more                          29,179     1,510   5.17%     25,966    1,386   5.34%
                                              --------    ------            -------   ------
      Total interest-bearing
        deposits                               215,087     9,200   4.28%    196,551    8,419   4.28%
Securities sold under agreements to
  repurchase                                    10,833       516   4.76%      7,589      324   4.27%
Notes payable                                        -         -     - %         72        7   8.75%
                                              --------    ------            -------   ------
      Total interest-bearing
        liabilities                            225,920     9,716   4.30%    204,212    8,750   4.28%
Noninterest-bearing demand deposits             45,215                       41,137
Other liabilities                                1,957                        1,883
Stockholders' equity                            34,423                       29,852
                                              --------                      -------
       Total liabilities and
         stockholders' equity                 $307,515                      277,084
                                              ========                      =======

Net interest income/net interest spread                   12,535   3.41              11,573   3.53%
                                                                  =====                        =====

Net yield on earning assets                                        4.34%                       4.45%
                                                                  =====                       =====

Taxable equivalent adjustment:
  Nontaxable (held to maturity)
   investment securities                                     345                         295
                                                          ------                      ------
Net interest income                                       12,190                      11,278
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

                                                SELECTED STATISTICAL INFORMATION

                                    CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE,
                                    YIELDS/RATES, VOLUME AND RATE/VOLUME VARIANCE ANALYSIS

                                                     TAXABLE EQUIVALENT BASIS
                                                     ------------------------
                                                          (in thousands)
                                                                                              Variance Increase (Decrease)
                                                                         Interest                   Attributable To
                                                    Volume             Income/Expense      -----------------------------------
                                              Increase (Decrease)    Increase (Decrease)        1998               1997
                                            -----------------------  -------------------   ----------------   ----------------
                                             1998-1997   1997-1996      1998    1997       Volume  Rate<F3>   Volume  Rate<F3>
                                             ---------   ---------      ----    ----       ------  --------   ------  --------
ASSETS
Earning Assets:
  Loans, net of
    unearned income                           $12,430      20,263      1,079   1,781       1,193     (114)    1,978     (197)
  Investment Securities:
    Taxable (available for sale)                9,332      11,893        467     870         569     (102)      704      166
    Nontaxable (held to maturity)               2,590         329        170      29         184      (14)       23        6
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total investment securities              11,922      12,222        637     899         753     (116)      727      172
  Federal funds sold                            2,426      (1,616)        94     (51)        131      (37)      (85)      34
  Interest-bearing balances with other banks    1,575       3,392        118     150          74       44       174      (24)
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total earning assets                     28,353      34,261      1,928   2,779       2,151     (223)    2,794      (15)
                                             --------    --------     ------  ------      ------  -------    ------  -------
Allowance for loan losses
Unrealized gain (loss) on available
  for sale securities
Cash and due from banks
Other assets
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Demand                                    $ 1,604       1,781         45      41          40        5        44       (3)
    Savings                                     5,423       3,611        181     114         166       15       111        3
    Certificates of deposit
      less than $100,000
      and other time deposits                   8,296      15,690        431     829         430        1       816       13
    Certificates of deposit
      of $100,000 or more                       3,213       5,524        124     309         172      (48)      291       18
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total interest-bearing deposits          18,536      26,606        781   1,293         808      (27)    1,262       31
    Securities sold under agreements
      to repurchase                             3,244       1,289        192      45         139       53        57      (12)
    Notes payable                                 (72)        (90)        (7)     (8)         (7)       0        (8)       0
                                             --------    --------     ------  ------      ------  -------    ------  -------
      Total interest-bearing liabilities       21,708      27,805        966   1,330         940       26     1,311       19
                                             --------    --------     ------  ------      ------  -------    ------  -------
Noninterest-bearing demand deposits
Other liabilities
Stockholders' equity
      Total liabilities and
        stockholders' equity
Net increase in net earning assets            $ 6,645       6,456        962   1,449       1,211     (249)    1,483      (34)
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

                          INVESTMENT SECURITIES PORTFOLIO
                          -------------------------------

     The carrying amounts of investment securities held by Minden Bank & Trust Company ("Minden Bank"), the wholly owned banking subsidiary of Minden Bancshares, Inc. ("Minden Bancshares") at the dates indicated are summarized as follows (in thousands):

                                                      December 31,
                                               1998       1997       1996
                                           ----------  ---------  ---------
Held to Maturity:
 State and Political Subdivisions           $ 18,191     16,502     14,784
                                           ----------  ---------  ---------
Available for Sale:
 U.S. Treasury and Agency                    131,848    108,005     90,334
 Federal Reserve Bank Stock                    1,533      1,400      1,205
                                           ----------  ---------  ----------
                                             133,381    109,405     91,539
 Unrealized Gains (losses)                       589        409        113
                                           ----------  ---------  ----------
      Total Available for Sale Securities    133,970    109,814     91,652
                                           ----------  ---------  ----------
Total Investment Securities                $ 152,161    126,316    106,436
                                           ==========  =========  ==========


     Minden Bank did not own an aggregate book value of securities in any one issuer that exceeded 10% of total equity capital.


     The following table shows maturities of investment securities (in thou-sands) at amortized cost held by Minden Bank at December 31, 1998 together with the weighted average yields:

                           U.S.    Weighted   State and   Weighted                 Weighted
                       Government   Average   Political    Average       Other      Average
                       & Treasury    Yield  Subdivisions   Yield<F4>  Securities     Yield
                       ----------  -------- ------------  --------    ----------    --------
Due 1 year or less     $ 38,792      5.38%       1,257      6.74%        1,533       6.00%
Due after 1 year
     through 5 years     65,687      5.78%       4,768      7.02%            _          _
Due after 5 years
     through 10 years    16,450      5.91        7,918      7.04%            _          _
Due after 10 years       10,919      5.83%       4,248      6.78%            _          _
                       ----------  --------  -----------  --------    ----------    --------

Total                  $131,848      5.68%      18,191      6.96%        1,533       6.00%
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

                                LOAN PORTFOLIO
                                --------------

     There are no foreign loans in Minden Bank's loan portfolio. The amount of loans outstanding for the indicated years are shown in the following table ac-cording to type of loan (in thousands):

                                                                 December 31,
                                                              1998         1997
                                                             ------       ------
Commercial, financial and agricultural loans               $ 36,995       33,884
Construction loans secured by real estate                     4,868        3,298
Other loans secured by real estate                           72,390       75,021
Held for sale					                     1,275          480
Installment and single payment loans                         24,214       22,186
Other loans                                                     876        2,183
                                                            -------      -------
         Total Loans                                       $140,618      137,052

Less: Unearned income                                           298          163
      Reserve for possible loan losses                        3,392        3,603
                                                            -------      -------
         Net Loans                                         $136,928      133,286
                                                           ========      =======

     The following table presents maturities and interest rate sensitivity with respect to selected loan categories as of December 31, 1998. Maturities, which are presented in thousands, are based on remaining scheduled repayments of principal.

                                      Due       Over One
                                    One Year  Year Through    Over
    Loan Category                   or Less    Five Years  Five Years     Total
                                    --------   ----------  ----------    -------
Commercial, financial and
   agricultural                     $24,423      12,512          60      $36,995
Construction loans secured
   by real estate                     4,022         821          25        4,868
                                     ------      ------       -----       ------
Total                               $28,445      13,333          85      $41,863
                                    =======      ======       =====      =======

Loans due after one year:

   Having Predetermined Interest Rates                                   $11,456
   Having Floating Interest Rates                                          1,962
                                                                         -------
       Total                                                             $13,418
                                                                         =======
                        RISK ELEMENTS IN LOAN PORTFOLIO

     The following table sets forth the nonperforming assets at December 31, 1998 and December 31, 1997 (in thousands).
                                                     Years Ended December 31,
                                                       1998           1997
                                                      ------         ------
Nonaccrual (Impaired-Cash Basis) Loans                $   85         $  562
Past-Due Loans                                           914            587
Restructured Loans                                         0              0
                                                      ------         ------

Total Non-performing Loans                               999          1,149
Other Real Estate Loans                                  116            278
                                                      ------         ------
Total Non-performing Assets                           $1,115         $1,427
                                                      ======         ======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of December 31, 1998 there were no loans which met this classification as compared to $71 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, any probable under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.06% of total loans at December 31, 1998 and 0.41% of total loans at December 31, 1997. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $29,000 for the year ended December 31, 1998 and $68,000 for the year ended December 31, 1997. Interest income included cash basis interest of $123,000 in 1998 and $108,000 in 1997. Cash basis interest provided increase of 1 basis point in the yield on average loans for 1998 and 1997. Interest income for 1998 and 1997 did not include any interest on restructured loans.

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

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------

     The following table summarizes the balance in the allowance for loan losses of Minden Bank at the end of each period, changes in the allowance arising from charge-offs and recoveries by category and the provision charged to expense for the fiscal years ended December 31, 1998 and December 31, 1997:

                                                        Years Ended December 31,
                                                          1998            1997
                                                          ----            ----
                                                         (Amounts are in 000's)
Balance at beginning of period                          $3,603           3,306
  Charge-Offs-All Domestic
    Commercial, financial & agricultural                    65              42
    Real Estate - construction                              24              87
    Real Estate - mortgage                                  44              36
    Installment loans to individuals                       343             150
    Lease financing                                         -               -
    Foreign                                                 -               -
                                                        ------           -----
        Total                                              476             315
                                                        ------           -----
  Recoveries-All Domestic
    Commercial, financial & agricultural                    -               -
    Real Estate - construction                              -               -
    Real Estate - mortgage                                 191             294
    Installment loans to individuals                        74              65
    Lease financing                                         -               -
    Foreign                                                 -               -
                                                        ------           -----
        Total                                              265             359
                                                        ------           -----
  Net charge-offs (recoveries)                             211             (44)
  Additions charged to operations                           -               -
  Acquired in First Federal Savings Bank acquisition        -              253
                                                        ------           -----
  Balance at end of period                              $3,392           3,603
                                                        ======           =====
  Ratio of net charge-offs during the period
    to average loans outstanding during the period        0.15%          (0.03%)

     The reserve of Minden Bank is based upon management's analysis of the portfolio and current and expected economic conditions. This analysis includes a study of loss experience, internal loan reviews, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. In addition, since 1989, management has attempted to maintain its reserve in an amount equal to or greater than its nonperforming assets. This objective has been achieved with the reserve account being 2.41% and 2.63% of total loans at December 31, 1998 and 1997, respectively.

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

                                              For the Years Ended December 31
                                                 1998                1997
                                           ----------------    ---------------
                                                     (amounts are in 000's)
                                                   % of                  % of
                                                   Loans in            Loans in
                                           Amount  Category    Amount  Category
                                           ------  --------    ------  --------
Commercial, financial
  and agricultural                         $  892     26%         901     25%
Construction loans
  secured by real estate                      118      4%          72      2%
Other loans secured by
  real estate                               1,777     52%       1,982     55%
Installment and single payment                584     17%         576     16%
Foreign                                         -      -            -      -
Other                                          21      1%          72      2%
                                           ------    ----       -----    ----
Total                                      $3,392    100%       3,603    100%
                                           ======    ====       =====    ====

                        OTHER INTEREST-BEARING ASSETS
                        -----------------------------

     There were no other "nonperforming interest-bearing assets" held by Minden Bank at December 31, 1998 or 1997.

             DEPOSITS - AVERAGE BALANCES AND AVERAGE RATES PAID
             --------------------------------------------------

     The daily average amounts of deposits (in 000's) together with the rates paid on such deposits is presented below for the periods indicated:

                                                       Years Ended December 31,
                                                          1998           1997
                                                       ---------      ---------
Noninterest-bearing demand deposits                    $ 45,215         41,137
Rate Paid                                                     0%             0%
Interest-bearing demand deposits                       $ 27,701         26,097
Rate Paid                                                  2.49%          2.47%
Savings Deposits                                       $ 58,836         53,413
Rate Paid                                                  3.09%          3.06%
Time Deposits                                          $128,550        117,041
Rate Paid                                                  5.21%          5.24%
Total interest-bearing deposits                        $215,087        196,551
Total deposits                                         $260,302        237,688
Average Rate Paid                                          3.53%          3.54%


        MATURITIES SCHEDULE FOR TIME CERTIFICATES OF DEPOSITS OVER $100,000
        -------------------------------------------------------------------

     Maturity schedules for time certificates of deposit of more than $100,000 are presented below (in 000's) for the dates indicated:
                                                        Year Ended
                                                       December 31,    Average
                                                           1998          Rate
                                                       -----------     -------
3 months or less                                         $22,970         4.87%
Over 3 months through 12 months                            8,757         5.14%
Over 12 months                                             4,058         5.52%
                                                         -------        ------

Total outstanding                                        $35,785         5.01%
                                                         =======        ======
                        RETURN ON EQUITY AND ASSETS
                        ---------------------------

     The following table presents the net income, average assets, average equity, return on assets (net income divided by average assets), return on equity (net income divided by average equity) and equity to assets ratio (average equity divided by average assets) for the periods indicated:

                                                        Years Ended December 31,
                                                          1998           1997
                                                        -----------  -----------
                                                            (amounts in 000's)
Net Income                                              $  5,704       $  5,081
Average Assets                                           307,515        277,084
Average Equity                                            34,423         29,852
Return on Average Assets                                    1.85%          1.83%
Return on Average Equity                                   16.57%         17.02%
Dividend Payment Ratio                                     24.59%         22.08%
Average Equity to Average
   Assets Ratio                                            11.19%         10.77%

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

     Minden Bank also has a branch located on Louisiana Highway 371, Sarepta, Louisiana 71071, which is approximately 25 miles northwest of the City of Minden. The premises in Sarepta consist of approximately 1,500 square feet of office space of which all is occupied by Minden Bank.

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

                                     PART II

ITEM 5.   MARKET FOR MINDEN BANCSHARES' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Minden Bancshares' Common Stock is not traded on any exchange and there is no established public trading market. The transfer of stock represents a process between buyers and sellers and prices of stock are not always reported to Minden Bancshares' management. During the first quarter of 1997, there were five transfers totaling 1,812 shares with one transfer of 312 shares reported at price of $100.00. During the second quarter of 1997, there were two trans-fers totaling 2,235 shares for which no prices were reported. During the third quarter of 1997, there were three transfers totaling 4,062 shares with one transfer of 120 shares reporting price of $120.00. During the fourth quarter of 1997, there were three transfers totaling 609 shares with one transfer of 369 shares reporting price of $102.98, one transfer of 120 shares reporting price of $120.00 and one transfer of 120 shares reporting price of $125.00. Minden Bancshares purchased into Treasury 38 shares from one shareholder for $92.00 in the second quarter of 1997. During the first quarter of 1998, there was one transfer totaling 62 shares at reported price of $112.90. During the second quarter of 1998, there were two transfers totaling 3,405 shares, with only one transfer of 64 shares reporting price, that of $120.00. During the third quarter of 1998, there were two transfers, one for 43 shares at reported price of $110.00 and one for 15 shares at reported price of $106.00. During the fourth quarter of 1998, there was one transfer of 236 shares at reported price of $110.00. In 1998, Minden Bancshares purchased into Treasury 16 shares in the second quarter for $101.00 and 62 shares in the fourth quarter for $109.00.

     Minden Bancshares declared and paid semi-annual dividends during 1998 and 1997 as listed.

                   1998    1997
                  -----   -----
First half        $ .85   $ .75
Second half        4.15    3.25
                  -----   -----
   Totals         $5.00   $4.00
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

     At December 31, 1998, Minden Bancshares had approximately 461 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with Minden
Bancshares historical financial statements, notes and charts appearing elsewhere herein.

                          FINANCIAL PERFORMANCE OVERVIEW
                          ------------------------------

     Two key measures of profitability used by the banking industry are return on average assets (ROA) and return on average equity (ROE). For the year ended December 31, 1998, Minden Bancshares ROA was 1.85% compared to 1.83% for the year ended December 31, 1997 and 1.91% for the year ended December 31, 1996. ROE, a measure of the effective use of shareholders' investment, was 16.57% in 1998, compared to 17.02% in 1997 and 17.83% in 1996. Minden Bancshares' results for both ROE and ROA for the years 1998, 1997 and 1996 compare favorably to the ROA and ROE of banks of similar size.
     Another financial indicator used in the banking industry is net interest margin which is a measure that demonstrates the effectiveness of a bank in man-aging the yield derived from earning assets. Net interest margin is the net yield which earnings from interest represent on total average earning assets. Key factors affecting net interest margin are the level of interest rates, the amount of noninterest-bearing funds supporting earning assets, net interest spread (which is defined as the difference between the annualized yield on average earning assets on a tax equivalent basis and the annualized rate on funds) and the level of earning assets which may be affected by nonaccrual and restructured loans.
     The following table sets forth the net interest margin and net interest spread on a tax equivalent basis for Minden Bancshares on a consolidated basis for the years ended December 31, 1998, 1997 and 1996:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          1998    1997    1996
Net Interest Margin - Tax Equivalent                      4.34%   4.45%   4.48%
Net Interest Spread - Tax Equivalent                      3.41%   3.53%   3.56%

     The decrease in Minden Bank's net interest margin for the period ended December 31, 1998 is due to increased competition for loans and deposits with loan rates being pressured lower while being required to pay proportionately higher rates to retain and increase deposits. The decrease in Minden Bank's net interest margin for the period ending December 31, 1997 was due to lower net interest margin of FFSB being consolidated into Minden Bank and Minden Bancshares.

                                RESULTS OF OPERATIONS
                                ---------------------

     Minden Bancshares' net income increased in each of its last three years. Net income for Minden Bancshares was $5,704,000 for the year ended December 31, 1998, an increase of $623,000 or 12.26% over net income of $5,081,000 in 1997 which increased by $470,000 or 10.19% over net income for 1996. The increase in 1998 earnings ove 1997 by 12.26% was due to greater than anticipated growth for 1998 in which average total assets increased by $30,431,000 or 10.98%. The increase in 1997 net income of 10.19% over 1996 is attributable to the acqui-sition of FFSB along with continued deposit growth.
     The following is a comparison of per share earnings of Minden Bancshares for the years ended December 31, 1998, 1997 and 1996 which reflects the change in net income:

                                                    12 Months Ended December 31,
                                                       1998     1997     1996
                                                       -----    -----    -----
Earnings Per Share:                                   $20.33   $18.11   $16.43

                        NET INTEREST INCOME (TAX EQUIVALENT BASIS)
                        ------------------------------------------

     Net interest income, the difference between interest income and interest expense, is the prime component of Minden Bancshares' earnings. In 1998, tax equivalent net interest income was $12,535,000, an increase of $962,000 or 8.31% over 1997. In 1998, tax equivalent net interest income was $12,535,000 on average earning assets of $288,496,000 which represents a net interest margin of 4.34% compared to 4.45% net interest margin on tax equivalent net interest income of $11,573,000 on average earning assets of $260,143,000 in 1997. Interest income for 1998 increased by $1,928,000 or 9.49% over 1997 while interest expense increased by $966,000 or 11.04% over 1997.
     In 1997, tax equivalent net interest income was $11,573,000 on average earning assets of $260,143,000 which represents a net interest margin of 4.45% compared to 4.48% on tax equivalent net interest income of $10,124,000 on average earning assets of $225,882,000 for 1996. Interest income for 1997 increased by $2,779,000 or 15.84% over 1996. Of the $2,779,000 increase in interest income, $757,000 of the increase resulted from increase in loan volume as the result of the FFSB acquisition and $1,024,000 of the increase resulted from other loan volume increases for total of $1,781,000 increase in interest income on loans. Interest income on investment securities in-creased by $883,000 or 16.21% from the FFSB acquisition and deposit growth. Interest expense for 1997 increased by $1,330,000 or 17.92% over 1996. Of the $1,330,000 increase in interest expense, $927,000 is attributable to the FFSB acquisition with difference occurring from deposit growth.

                        NET YIELD ON EARNINGS ASSETS/SPREAD
                        -----------------------------------
     Minden Bancshares' net interest income is influenced by changes in interest rates as well as volume.
     Average earning assets of Minden Bancshares consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks, for 1998 increased $28,353,000 or 10.90% over 1997. The yield on earning assets decreased to 7.71% from 7.81% in 1997 due to decrease in overall interest rates. Average interest-bearing liablilites increased by $21,708,000 or 10.63% during 1998 over 1997 and the cost of these funds increased to 4.30% from 4.28% in 1997.
     During 1997, average earning assets increased $34,261,000 or 15.17% over 1996. The yield on interest-earning assets increased to 7.81% during 1997 from 7.77% during 1996 mainly from the acquisition of FFSB and continued loan and deposit growth. Average interest-bearing liabilities increased $27,805,000 or approximately 15.76% during 1997 when compared to the prior year. The average cost of these funds increased from 4.21% in 1996 to 4.28% in 1997. Net interest margin decreased to 4.45% in 1997 from 4.48% in 1996. The net interest margin was reduced primarily from the acquisition of FFSB, whose net interest margin was lower than Minden Bank's at the time of acquisition.
     Management anticipates that the net interest margin for 1999 will compare with 1998 or decrease slightly.

                                 EARNING ASSETS
                                 --------------

     Average assets at Minden Bancshares increased during each of the last three fiscal years. During 1998 average assets increased by $30,431,000 or 10.98% over 1997. In 1997, average assets increased $35,850,000 or 14.86% over 1996.
     Average earning assets of Minden Bancshares, consisting of loans, taxable and nontaxable investment securities, federal funds sold and interest-bearing balances due from banks increased over the last three fiscal years. During
1998, average earning assets increased $28,353,000 or 10.90% over 1997. In
1997, average earning assets of Minden Bancshares increased $34,261,000 or 15.17% over 1996.
     Consolidated average earning assets of Minden Bancshares increased by $28,353,000 during 1998. Average loans increased by $12,430,000 in 1998 to $141,042,000 as compared to an increase of $34,261,000 in 1997 to $128,612,000.
The increase in 1998 over 1997 has been due to loan demand. Average loans increased $20,263,000 in 1997 to $128,612,000 as compared to an increase of $28,366,000 in 1996 to $108,349,000. Of the $20,263,000 increase in average loans for 1997 over 1996, $8,918,000 was attributable to the FFSB acquisition with balance having been derived from increased loan demand.
The following table summarizes loan activities for the periods indicated.

                                              For The Years Ended December 31,
                                                 1998        1997        1996
                                               -------      ------      ------
                                                       (dollars in 000's)
Average Loans                                  $141,042     128,612    108,349
Dollar Change                                    12,430      20,263     20,852
Percent Change                                     9.66%      18.70%     23.83%

Interest                                       $ 13,432      12,353     10,572
Dollar Change                                     1,079       1,781      1,908
Percent Change                                    8.73%      16.85%     22.02%

Yield                                              9.52%       9.60%      9.76%
Change                                            (0.08%)     (0.16%)    (0.14%)

     Minden Bank's investment portfolio is another primary source of earnings. Securities purchased are primarily low risk and are purchased as long term investments. Management maintains the portfolio to provide marketability and risk diversification. Securities transactions are not entered into in anticipa-tion of taking gains on short term price movements. In addition, restructuring activities are infrequent and are carried out in conjunction with a prudent overall business plan which does not result in a pattern of gains being realized and losses being deferred on investment securities.
     Average investment securities increased in 1998 and 1997. As Minden Bank's average earning assets increased significantly in 1998 and 1997, the amounts in investment securities increased by lesser amounts due to loan funding require-ments. Available funds were used by management to purchase taxable and tax-exempt securities in 1998 and 1997.
     The following table summarizes investment activities for the periods indicated:
                                                For The Years Ended December 31,
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                       (dollars in 000's)
Investment Securities
  (Average Balances at Amortized Cost)
U.S. Treasury & Other                             $ 24,493    34,979    42,345
U.S. Government Agencies                            77,356    57,538    38,279
State and Political Subdivisions                    17,554    14,964    14,635
                                                  --------   -------   -------
Total                                             $119,403   107,481    95,259
                                                  ========    ======    ======
Dollar Increase (decrease)                        $ 11,922    12,222     5,073
Percent Increase (decrease)                          11.09%    12.83%     5.63%
Interest Income
U.S. Treasury & Other                             $  1,561     2,198     2,654
U.S. Government Agencies                             4,549     3,445     2,120
State and Political Subdivisions                       887       767       743
                                                  --------    ------    ------
Total                                             $  6,997     6,410     5,517
                                                  ========    ======    ======

Portfolio Yield                                       5.86%     5.96%     5.79%
Portfolio Yield - Tax Equivalent                      6.15%     6.24%     6.09%

    Average federal funds sold, another major component of average earning assets, increased to $21,197,000 or 12.92% in 1998 from $18,771,000 for the prior year. The yield on federal funds sold decreased to 5.25% for 1998 from 5.42% for the prior year.

                                INTEREST-BEARING DEPOSITS
                                -------------------------

     Average noninterest-bearing deposits increased to $45,215,000 in 1998, an increase of $4,078,000 or 9.91% over the prior year. In 1998, average interest-bearing deposits increased to $215,087,000, an $18,536,000 or 9.43% increase over the prior year.
     The following table reflects average interest-bearing deposit activities for the periods indicated:
                                               For the Years Ended December 31,
                                                 1998        1997       1996
                                               -------     -------     -------
                                                      (dollars in 000's)
Average Interest-Bearing Demand               $ 27,701      26,097      24,316
Dollar Change                                    1,604       1,781       2,642
Percent Change                                    6.15%       7.32%      12.19%

Interest Expense                              $    690         645         604
Dollar Change                                       45          41          61
Percent Change                                    6.98%       6.79%      11.23%

Yield                                             2.49%       2.47%       2.48%
Change                                            0.02%      (0.01%)     (0.02%)

Average Savings Deposits                      $ 58,836      53,413      49,806
Dollar Change                                    5,423       3,607       5,304
Percent Change                                   10.15%       7.24%      11.92%

Interest Expense                              $  1,817       1,636       1,522
Dollar Change                                      181         114         205
Percent Change                                   11.06%       7.49%      15.57%

Yield                                             3.09%       3.06%       3.06%
Change                                            0.03%       0.00%       0.11%

Average Other Time Deposits                   $128,550     117,041      95,827
Dollar Change                                   11,509      21,214      13,447
Percent Change                                    9.83%      22.14%      16.32%

Interest Expense                              $  6,693       6,138       5,000
Dollar Change                                      555       1,138         851
Percent Change                                    9.04%      22.76%      20.51%

Yield                                             5.21%       5.24%       5.22%
Change                                           (0.03%)      0.02%       0.18%

                        PROVISION FOR LOAN LOSSES
                        -------------------------

     The provision for loan losses is the charge made against earnings to keep the allowance for possible loan losses at a level management considers adequate considering the nature of the loan portfolio and current economic conditions in the marketplace. Management estimates the required allowance for possible loan losses and the provision thereto by taking into consideration current economic trends, changes in the character and size of the loan portfolio, nonperforming loans, past loss experience, the ability of borrowers to repay based upon financial statements and sources of cash flow, repayment performance and history, underlying collateral values securing loans and other factors which deserve recognition in estimating credit losses.
     No provision was charged to income in 1998 or 1997.  Net charge-offs for 1998 increased by $255,000 to $211,000 when compared to net recoveries for 1997 of $44,000. Management was of the belief that no provision for 1998 was needed although loans had increased by $3,431,000 to $140,320,000 from $136,889,000 at December 31, 1997. The reserve for loan losses was
$3,392,000 or 2.42% of total loans outstanding at December 31, 1998 as compared to $3,603,000 or 2.63% of total loans outstanding at December 31, 1997.
     Net recoveries for 1997 increased by $388,000 to $297,000 when compared to net charge-offs of $91,000 for 1996. The net recoveries for 1997 of
$297,000 include $253,000 of loan reserve acquired in the FFSB acquisition.
The reserve for loan losses was $3,603,000 or 2.63% of total loans outstanding as of December 31, 1997 compared to $3,306,000 or 2.87% of total loans out-standing as of December 31, 1996.
     The following table summarizes provision and allowance activities for the periods indicated:
                                                For the Years Ended December 31,
                                                   1998       1997       1996
                                                 -------    -------    -------
                                                       (dollars in 000's)
Loans, Net                                      $140,320    136,889    115,346
Allowance for Possible Loan Losses                 3,392      3,603      3,306
Percent of Loans                                    2.42%      2.63%      2.87%
Provision for Possible Loan Losses              $      0          0          0
Net Charge-Offs (recoveries)                         211       (297)        91
Percent of Average Loans                            0.15%     (0.22%)     0.08%

                                NONINTEREST INCOME
                                ------------------

     Noninterest income consists primarily of service charges, trust department fees and other fees and commissions. During 1998, noninterest income increased by $227,000 to $2,692,000, or 9.21% over 1997, due primarily to growth and volume increases. Of the $226,000 increase in noninterest income for 1998 over 1997, $170,000 was for loan origination fees on home mortgage loans. During 1997, noninterest income increased by $257,000 to $2,465,000, or 11.64% over 1996, due to new services provided and increased fees for services provided. Of the $257,000 increase in noninterest income for 1997 over 1996, $152,000 was for loan origination fees on home mortgage loans originating at the Youree Drive Branch (formerly First Federal savings Bank) and gain on sale of investment securities was reflected in the amount of $81,000.

                                NONINTEREST EXPENSE
                                -------------------

     This category of expense includes salaries, employee benefits, occupancy expense, furniture and equipment expense and other expenses. Total noninterest (total operating expenses) for 1998 amounted to $6,575,000, a $297,000 or 4.73% increase over 1997. During 1998, there was a decrease in occupancy expense due to the nonrecurring expenses incurred in 1997 explained below.
There were increases in certain categories in 1998 over 1997 due to a full year's operation of the Youree Drive branch acquired in May, 1997. There were increases in data processing costs due to the acquisition and installation in December, 1998 of new computer system for employee training, related expenses and supply costs for new forms and supplies.
     Total noninterest expenses for 1997 amounted to $6,278,000, a $919,000 or 17.15% increase over total operating expenses for 1996. The increase in total operating expenses in 1997 over 1996 was attributable in part to the acquisi-tion of FFSB and its operation as our "Youree Drive" branch. Of the $302,000 increase in salaries and employee benefits for 1997 over 1996, $183,000 was attributable to the Youree Drive Branch with the balance being attributable to staff and salary increases. Of the $59,000 increase in occupancy expense, $32,000 was applicable to the Youree Drive branch. Also included in occupancy expense for 1997, were $84,000 expended for repairs of the Line Avenue Branch. Of the $116,000 increase in capital stock tax for 1997, $36,000 was attributable to the FFSB acquisition. Of the $320,000 increase in other operating expenses for 1997, $65,000 was applicable to furniture and equipment expense for the Youree Drive Branch and $54,000 was applicable to the purchase of a long-term data processing contract which FFSB had entered into prior to purchase and for the conversion of data onto Minden Bank's computer system, and $146,000 was expended for advertising during 1997 as compared to $63,000 for 1996.

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

      The loan to deposit ratio at Minden Bank averaged 54.18% during 1998 compared to 54.11% in 1997 and 52.27% in 1996. Average federal funds sold were $21,197,000, $18,771,000 and $20,387,000, respectively during 1998, 1997 and
1996. Additionally, at December 31, 1998, Minden Bank had investment securities with an amortized cost of $151,572,000, of which $41,582,000 or 27.44% mature within one year, $70,455,000 or 46.48% mature within two to five years, and $39,535,000 or 26.08% mature in over five years. Additional sources of liquidity which are available, are borrowing from the Federal Reserve Bank as a member bank and the purchase of federal funds on a daily basis from other banks. Minden Bancshares does not anticipate any events which will require liquidity beyond that which is available from the above referenced sources.


                            INTEREST RATE SENSITIVITY
                            -------------------------

      The interest rate sensitivity of Minden Bancshares' assets and liabilities provides an indication of the extent to which Minden Bancshares' net interest income may be affected by interest rate movements. An indicator of the rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities which is referred to as the "Gap". The table below presents Minden Bancshares' Gap position at December 31, 1998:

                                                After 3    After 6
                                     Within     Within     Within       After     Year End
                                    3 Months   6 Months   12 Months   One Year     Balance
                                  ----------   --------   ---------   --------  ----------
                                               (dollars in 000's)
Earning Assets:
Loans                             $  51,411      8,867       9,881     70,161   $ 140,320
Securities available for sale        23,405     16,325       9,221     85,019     133,970
Securities held to maturity             490        402         364     16,935      18,191
All other                             3,090          _           _          _       3,090
                                  ----------   --------   ---------   --------  ----------
Total Earning Assets               $ 78,396     25,594      19,466    172,115   $ 295,571
                                  ----------   --------   ---------   --------  ----------
Funding Sources:

Time deposits                      $ 51,352      25,395     33,711     27,950    $138,408
Other interest-bearing deposits      94,360           _          _          _      94,360
Securities sold under agreements
     to repurchase                    6,500         885      1,867        681       9,933
Noninterest-bearing sources               _           _          _     52,870      52,870
                                  ----------   ---------   --------   --------  ----------
Total Funding Sources             $ 152,212      26,280     35,578     81,501   $ 295,571
                                  ----------   ---------   --------   --------  ----------

Gap Summary:
Periodic  net  earning  assets    $ (73,816)       (686)   (16,112)    90,614   $        _
                                  ----------   ---------   --------   --------  ----------
Cumulative  net  earning  assets  $ (73,816)    (74,502)   (90,614)         -   $        -
                                  ==========   ==========  ========   ========  ==========
Periodic net earning assets/
     Total earning assets            (24.87%)      (0.23%)   (5.45%)    30.65%           _
Cumulative ratio of earning assets
     to interest-bearing liabilities (24.87%)     (25.20%)  (30.65%)        _            -

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


                                CAPITAL ADEQUACY
                                ----------------

     Risk based capital guidelines issued by the Federal Reserve Board became effective March 15, 1989. The guidelines require minimum levels of capital based upon a risk rating of the contingent obligations. A minimum of 8% of total cap-ital to risk-adjusted assets will be required, of which one-half of the 8% must consist primarily of tangible common shareholders equity ("Tier 1 Capital"). At December 31, 1998 Minden Bancshares' Tier 1 capital ratio was 20.84% and its total risk based capital ratio was 22.10% under the most restrictive, fully phased in, risk based guidelines.

     In addition, effective September 7, 1990, the Federal Reserve Board imple-mented an additional 3% minimum Tier 1 leverage ratio (the "Leverage Ratio") to be maintained in conjunction with the risk based capital standard. The Leverage Ratio gauges the amount of Tier 1 capital (less certain intangibles including goodwill) to total average assets (less certain intangibles including goodwill). At December 31, 1998, Minden Bancshares' Leverage Ratio was 10.10%. The Federal Reserve Board can require a bank to maintain a Leverage Ratio greater than 3% if, in its opinion, the bank is anticipating significant growth or is operating with less than well diversified risks.


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


                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative instruments and Hedging, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not anticipate any impact by this SFAS upon its financial statements because it does not currently hold any derivative contracts or engage in any hedging activities and does not anticipate engaging in any such activities.


                                OTHER ACCOUNTING ISSUES
                                -----------------------
Year 2000
---------
     The problem now known as the "Year 2000" is the inability of older computer systems, software and other equipment which have only maintained a two digit year in date information to chronologically align dates with the occurrence of the year 2000.

     The Board of Directors adopted a "Year 2000 Policy" to insure that all information systems and other areas which may be affected by the "Year 2000" millennium change are properly and expeditiously addressed to insure the contin-uation of normal business operations of the Bank into the next millennium. In the "Year 2000 Policy," provision is made for a "Year 2000 Plan" whereby an EDP Steering Committee headed by the Vice President and Data Center Manager would identify the areas which may be affected by the "Year 2000," and would address these issues by making necessary recommendations to the Board of Directors for approval.

    The EDP Steering Committee researched the need to upgrade the Bank's "Mainframe" computer and software and made recommendations to the Board of Directors, which approved the acquisition. The installation of the new computer system was completed as the close of business on December 10, 1998, and began processing effective December 11, 1998. The software supplier has warranted the new software as "Year 2000 Compliant." Formal testing procedures in accordance with the vendor's instructions are to be conducted by the end of March, 1999. All personal computers in service by the Bank have been tested, and necessary upgrades have been ordered and installed.

     Under the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices were to be tested, with necessary upgrades made, and cer-tified as to their "Year 2000" readiness by the end of the first quarter, 1999. It is anticipated the Bank will accomplish its goals relating to it's electronic date sensitive devices.

     Due to concern by banking regulators regarding the risk to the Bank from effects to larger loan and deposit customers, service providers, vendors and other sources, if their computer systems fail due to not being year 2000 com-pliant, the Bank created a year 2000 task force to assess these risks. The Bank has mailed questionaire to its larger commercial accounts, both loan and deposit customers, regarding the capacity of their computer systems to meet year 2000 compliance and is currently evaluating current service providers, vendors and other sources which may provide an operating or financial risk to the Bank.


ITEM 7.   FINANCIAL STATEMENTS

                                 January 13, 1999


The Board of Directors and Stockholders
Minden Bancshares, Inc. and Subsidiary
Minden, Louisiana


                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------

We have audited the accompanying consolidated balance sheets of Minden Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minden Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1.c. to the consolidated financial statements, the Company changed its method of reporting changes in unrealized gains and losses on certain investment securities in 1998.

HEARD, MCELROY & VESTAL, L.L.P.
Certified Public Accountants
Shreveport, Louisiana


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


          ASSETS                                 1998              1997
          ------                                 ----              ----
                                   (in thousands, except per share data)
Cash and cash equivalents:
 Cash and due from banks - Note 2            $ 15,856            17,196
 Federal funds sold                            12,000             4,500
                                             ---------         ---------
                                               27,856            21,696
Investment securities - Note 3
 Securities available for sale                132,437           108,414
 Securities held to maturity                   18,191            16,502
                                             ---------         ---------
                                              150,628           124,916

Federal Reserve Bank and FHLB stock             1,533             1,400
Loans, less allowance for loan losses
   of $3,392 and $3,603 - Notes 4 and 8       136,928           133,286

Accrued interest receivable                     2,595             2,642
Bank premises and equipment - Note 5            4,167             3,662
Real estate owned
  other than bank premises - Note 13              116               278
Other Assets - Notes 6 and 11                   4,552             4,198
                                             ---------         ---------
TOTAL ASSETS                                 $328,375           292,078
                                             =========         =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
LIABILITIES:
 Deposits:
  Noninterest bearing                        $ 47,603            42,045
  Interest bearing - Note 10                  232,768           206,138
                                             ---------         ---------
     Total Deposits                           280,371           248,183

 Securities sold under
   repurchase agreement                         9,933            10,809
 Accrued interest payable                       1,227               986
 Other liabilities                                730               414
                                            ---------         ---------
     Total Liabilities                        292,261           260,392

STOCKHOLDERS' EQUITY:
 Common stock, par value $2.50 per share;
    500,000 shares authorized;
    309,816 shares issued;
    280,583 and 280,511 shares
    outstanding, respectively                     775               775
 Additional paid-in capital                    11,214            11,205
 Undivided profits - Note 7                    25,038            20,737
 Treasury stock-at cost-shares
   29,305-1997 and 29,267-1996                 (1,302)           (1,300)
 Accumulated other comprehensive
   income                                         389               269
                                             ---------         ---------
        Total Stockholders' Equity             36,114            31,686
                                             ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $328,375           292,078
                                             =========         =========

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        December 31, 1998, 1997 and 1996


                                          1997      1996      1995
                                          ----      ----      ----
                             (in thousands, except per share data)
INTEREST INCOME:
 Interest and fees on loans           $ 13,432    12,353    10,572
 Investment securities:
  Taxable                                6,022     5,563     4,704
  Tax-exempt                               887       767       743
 Federal funds sold                      1,112     1,018     1,069
 Federal Reserve stock and other           453       327       167
                                       --------  --------  --------
     Total interest income              21,906    20,028    17,255

INTEREST EXPENSE:
 Deposits                                9,200     8,419     7,126
 Securities sold under
   repurchase agreement and other          516       331       294
                                       --------  --------  --------
     Total interest expense              9,716     8,750     7,420
                                       --------  --------  --------
     Net interest income                12,190    11,278     9,835
 Provision for loan losses - Note 4          -         -         -
                                       --------  --------  --------
     Net interest income after
       provision for loan losses        12,190    11,278     9,835
                                       --------  --------  --------
OTHER INCOME:
 Service charges                         1,991     1,798     1,574
 Insurance commissions                     231       292       300
 Gain (loss) on investment securities        -        81         -
 Other operating income                    470       294       334
                                       --------  --------  --------
     Total other income                  2,692     2,465     2,208

OPERATING EXPENSES:
 Salaries and employee benefits          3,264     3,087     2,785
 Occupancy expense                         433       550       491
 Amortization                              268       216       143
 Writedown on real estate owned
   other than bank premises                  7         -         -
 FDIC insurance                             48        42        (6)
 Stationery, supplies and printing         553       501       518
 Data processing fees                      224       138       120
 Capital stock tax                         418       367       251
 Other operating expenses                1,360     1,377     1,057
                                       --------  --------  --------
     Total operating expenses            6,575     6,278     5,359
                                       --------  --------  --------
INCOME BEFORE INCOME TAXES               8,307     7,465     6,684

INCOME TAXES - NOTE 6                    2,603     2,384     2,073
                                       --------  --------  --------
NET INCOME                             $ 5,704     5,081     4,611
                                       ========  ========  ========
EARNINGS PER SHARE                     $ 20.33     18.11     16.43
                                       ========  ========  ========

The accompanying notes are an integral part of the financial statements.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        December 31, 1998, 1997 and 1996


                                          1997      1996      1995
                                          ----      ----      ----
                               (in thousands, except per share data)
NET INCOME                            $ 5,704      5,081     4,641

OTHER COMPREHENSIVE INCOME
 Unrealized gains(losses) on invest-
  ments, net of deferred taxes of
  $62, $100 and $84                       120        275      (164)

 LESS-reclassification of gains
  realized during the period                -         81         -
                                      --------    -------   -------
     Total other comprhensive income      120        194      (164)
                                      --------    -------   -------

COMPREHENSIVE INCOME                  $ 5,824      5,275     4,477
                                      ========    =======   =======

The accompanying notes are an integral part of the financial statements.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        December 31, 1998, 1997 and 1996



                                                                                                 Accumulated
                                       Total                Additional                              Other
                                   Stockholders'  Common     Paid-In     Undivided   Treasury   Comprehensive
                                      Equity       Stock     Capital      Profits     Stock         Income
                                   -------------  -------   ----------   ---------   --------   --------------
                                                    (in thousands, except per share data)
Balance at December 31, 1995           24,009        775      11,205      13,078      (1,288)           239
----------------------------
Net income                              4,611         --          --       4,611          --             --

Cash dividends paid                      (911)        --          --        (911)         --             --

Purchase of 109 shares common
 stock                                     (9)        --          --          --          (9)            --

Change in unrealized market value
 of securities, net of taxes
 of $84                                  (164)        --          --          --          --           (164)
                                   -------------  -------    ----------   ---------  --------   --------------
Balance at December 31, 1996         $ 27,536        775      11,205      16,778      (1,297)            75
----------------------------
Net income                              5,081         --          --       5,081          --             --

Cash dividends paid                    (1,122)        --          --      (1,122)         --             --

Purchase of 38 shares common
 stock                                     (3)        --          --          --          (3)            --

Change in unrealized market value
 of securities, net of taxes
 of $100                                  194         --          --          --          --            194
                                   -------------  -------    ---------    ---------   --------     ----------
Balance at December 31, 1997         $ 31,686        775      11,205       20,737      (1,300)           269

Net income                              5,704         --          --        5,704          --             --

Cash dividends paid                    (1,403)        --          --       (1,403)         --             --

Issuance of 150 shares of stock            15         --           9           --           6             --

Purchase of 78 shares common
 stock                                     (8)        --          --           --          (8)            --

Change in unrealized market value
 of securities, net of taxes
 of $62                                   120         --          --           --          --            120
                                   -------------  -------    ---------    ---------   --------     ----------
Balance at December 31, 1998           36,114        775      11,214       25,038      (1,302)           389
----------------------------       =============  =======    ==========   =========  ========   ==============

The accompanying notes are an integral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 1998, 1997 and 1996


                                                         1998     1997     1996
                                                     --------- -------- --------
                                           (in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  5,704    5,081    4,611
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          500      482      405
   Writedown on real estate owned
     other than bank premises                               7        -        -
   (Increase) in loans held for sale                     (795)    (480)       -
   (Gain) loss on investment securities                     -      (81)       -
   (Gain) on sale of real estate owned other than
       bank premises                                      (45)       -      (42)
   (Increase) decrease in accrued interest receivable      47     (464)     150
   (Increase) decrease in other assets                   (713)      87       69
   Increase in accrued interest payable                   241      126       73
   Increase (decrease) in other liabilities               316      282       (5)
                                                     --------- -------- --------
   Total adjustments                                     (442)     (48)     650
                                                     --------- -------- --------
   Net cash provided by operating activities            5,262    5,033    5,261

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from AFS securities-maturities               94,291   90,068   22,515
 Proceeds from HTM securities                             968      518      183
 Purchase of investment securities and
  Federal Reserve Bank stock - Note 3                (120,923)(110,466) (39,324)
 Proceeds from sales of real estate owned
  other than bank premises                                504      150      285
 Purchase of equipment                                   (707)    (801)     (88)
 Purchase of goodwill                                       -   (1,873)       -
 Net (increase) in loans - Note 11                     (3,151) (20,703) (16,552)
                                                     --------- -------- --------
   Net cash (used) by investing activities            (29,018) (43,107) (32,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                        (1,403)  (1,122)    (911)
 Net increase in noninterest-bearing deposits
  - Note 11                                             5,558    3,848    2,499
 Net increase in interest-bearing deposits
  - Note 11                                            26,630   28,339   17,401
 Net increase (decrease) in securities sold
  under repurchase agreement                             (876)   5,391     (384)
 Payments on note payable                                   -      (90)     (90)
 Purchase of 78, 38, and 109 shares treasury stock         (8)      (3)      (9)
 Issuance of 150 shares of common stock                    15        -        -
                                                     --------- -------- --------
   Net cash provided by financing activities           29,916   36,363   18,506
                                                     --------- -------- --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    6,160   (1,711)  (9,214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         21,696   23,407   32,621
                                                     --------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 27,856   21,696   23,407
                                                     ========= ======== ========
CASH PAYMENTS:
 Interest                                            $  9,475    8,624    7,347
                                                     ========= ======== ========
 Income taxes                                        $  2,740    2,270    1,933
                                                     ========= ======== ========

The accompanying notes are an intgral part of the financial statements.

                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


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

       Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses. There were no write-downs in 1998, 1997 or 1996.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

       Unrealized holding gains and losses, net of tax, on securities available for sale have been reported as direct increases in stockholders' equity, net of related deferred tax effects, are now accounted for as other comprehensive income, as required by FASB Statement 130 "Reporting
       Comprehensive Income."  This statement also requires that cumulative changes in unrealized gains and losses on such securities be accounted for in in accumulated other comprehensive income as part of shareholders'
       equity.  	All prior periods presented in the financial statements have
       been restated, 	as required by FASB No. 130.

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

    h. PENSION PLAN
       In 1997, the Bank adopted a 401(k) Plan whereby employees with 12 months or more service on the semiannual entry dates and are at least 21 years old become eligible to make elective contributions and will share in the employer discretionary contribution for the year. Prior to 1997, the Bank contributed to each eligible employee's individual retirement account under its simplified employee pension program. The percentage of contributions to the 401(k) Plan for 1998 and 1997 and the employer SEP for 1996 were set by the Board of Directors at 6%. Contributions (in thousands) to these plans in 1998, 1997, and 1996 amounted to approximately $137, $130 and $115.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

       i. EARNINGS PER SHARE
       Earnings per share are computed using the weighted number of shares outstanding during each year. The number of weighted average outstanding shares was 280,565 in 1998, 280,527 in 1997, and 280,623 in 1996. The
       dilutive effect of FASB No. 128 is considered immaterial (less than 10 cents per share) and thus not presented.

    j. CASH AND CASH EQUIVALENTS
       For purposes of the statement of cash flows, the Bank considers all cash on hand, demand deposits with other banks, and federal funds sold to be cash equivalents.

2.  CASH AND DUE FROM BANKS
    -----------------------
    The Bank, as a member of the Federal Reserve System, is required to maintain certain average reserve balances at the Federal Reserve Bank and/or in cash on hand. The required balance (in thousands) at December 31, 1998 and 1997 was $2,943 and $2,133.

3.  INVESTMENT SECURITIES
    ---------------------
    The carrying amounts of investment securities as shown in the consolidated balance sheets of the Bank and their approximate fair values at December 31 (in thousands) were as follows:

                                                  GROSS        GROSS
                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                      COST        GAINS       LOSSES      VALUE
                                   ---------   ----------   ----------  --------
Securities available for sale -
December 31, 1998 -
U.S. Treasury                        20,274         185           16     20,443
U.S. Government agency securities   111,574         653          233    111,994
                                   ---------   ----------   ----------  --------
                                    131,848         838          249    132,437
                                   =========   ==========   ==========  ========
Securities to be held to maturity -
December 31, 1998 -
State and municipal securities       18,191         647           67     18,771
                                   =========   ==========   ==========  ========

Securities available for sale -
December 31, 1997 -
U.S. Treasury                        35,949         219            6     36,162
U.S. Government agency securities    72,056         334          138     72,252
                                   ---------   ----------   ----------  --------
                                    108,005         553          144    108,414
                                   =========   ==========   ==========  ========
Securities to be held to maturity -
December 31, 1997 -
State and municipal securities       16,502         441            2     16,941
                                   =========   ==========   ==========  ========

Assets, principally securities, carried at approximately (in thousands) $65,550 at December 31, 1998 and $51,794 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law.


Gross purchases (in thousands), of securities for 1998, 1997 and 1996 are detailed below.
                                                     1998       1997       1996
                                                 --------   --------   --------
PURCHASES:
Purchases of available for sale securities        118,133    108,035     38,632
Purchase of Federal Reserve Bank stock                133        195        168
Purchases of held to maturity securities            2,657      2,236        524
                                                 --------   --------   --------
Total                                             120,923    110,466     39,324
                                                 ========   ========   ========

3.  INVESTMENT SECURITIES (CONTINUED)
    ---------------------------------

    Gains (in thousands) of $81 were realized on sales of securities available for sale in 1997. No losses were recognized. No gain or losses were recog-nized on the maturities and call of bonds held to maturity in 1998, 1997 and 1996.

    The scheduled maturities (in thousands) of securities to be held to maturity and securities available for sale at December 31, 1998 were as follows:
                                       SECURITIES TO BE   SECURITIES AVAILABLE
                                       HELD TO MATURITY          FOR SALE
                                      ------------------   --------------------
                                       AMORTIZED   FAIR      AMORTIZED    FAIR
                                          COST    VALUE         COST     VALUE
                                       --------- -------     -------- ---------
Due in one year or less                   1,257   1,264        38,792   38,819
Due from one year to five years           4,768   4,939        65,687   66,179
Due from five to ten years                7,918   8,263        16,450   16,507
Due after ten years                       4,248   4,305        10,919   10,932
                                       --------- -------     --------- --------
                                         18,191  18,771       131,848  132,437
                                       ========= =======     ========= ========

4.  LOANS
    -----
Loans (in thousands) at December 31, 1998 and 1997 consisted of the following:

                                                               1998       1997
                                                            ---------   --------
Commercial, financial and agricultural                      $ 36,995     33,884
Real estate - construction                                     4,868      3,298
Real estate - mortgage                                        72,390     75,021
Held for sale                                                  1,275        480
Installment - individuals                                     24,214     22,186
Other                                                            876      2,183
                                                            ---------   --------
                                                             140,618    137,052
Unearned discount                                               (298)      (163)
                                                            ---------   --------
                                                             140,320    136,889
Allowance for loan losses                                     (3,392)    (3,603)
                                                            ---------   --------
                                                            $136,928    133,286
                                                            =========   ========

Changes in the allowance for loan losses (in thousands) are summarized as follows:
                                                       1998      1997      1996
                                                    --------  --------  --------
Beginning balance                                   $ 3,603     3,306     3,397
Provision charged to operations                           -         -         -
Loans charged off                                      (489)     (315)     (244)
Recoveries                                              278       612       153
                                                    --------  --------  --------
Ending balance                                      $ 3,392     3,603     3,306
                                                    ========  ========  ========

Commitments to fund loans at December 31, 1998, 1997 and 1996 (in thousands) amounted to approximately $24,182-1998, $24,523-1997, $17,432-1996. Loans on
which the accrual of interest has been discontinued amounted (in thousands) to approximately $91, 547 and $346 at December 31, 1998, 1997 and 1996. Had these loans been current in accordance with their original terms, related interest income (in thousands) would have approximated $32, $36 and $36 for 1998, 1997 and 1996. There are no loans on which the accrual of interest has been reduced, or whose terms have been otherwise modified.

Loan origination fees and certain direct origination costs are capitalized.

4.  LOANS (continued)
    -----------------

    The Bank grants commercial and consumer loans to customers in Minden and Shreveport, Louisiana and the surrounding area. Although the Bank has a diversified loan portfolio, a substantial portion of loan repayment is dependent upon the general business climate in Minden and Shreveport.

5.  BANK PREMISES AND EQUIPMENT
    ---------------------------

    Bank premises and equipment (in thousands) at December 31, 1998 and 1997 are summarized as follows:
                                        Estimated
                                        Useful Lives         1997     1996
                                                           ------   ------
      Land                                                $ 1,463    1,463
      Buildings and improvements         8-50 Years         3,615    3,107
      Furniture, fixtures and equipment  5-15 Years           880      725
      Vehicles                           3- 5 Years            32       28
                                                          -------   ------
                                                            5,990    5,323
      Less - accumulated depreciation                       1,823    1,661
                                                          -------   ------
        Bank premises and equipment                       $ 4,167    3,662
                                                          =======   ======

      Depreciation (in thousands) charged to operations in 1998, 1997 and 1996 amounted to $202, 232 and $193 respectively.

6.  INCOME TAXES
    ------------
    Federal income tax expense (in thousands) for December 31, 1998, 1997 and 1996 is as follows:
                                                1998    1997    1996
                                               -----    ----    ----
    Currently payable                        $ 2,719   2,393   1,932
    Deferred (prepaid)                          (116)     (9)    141
                                             -------   -----   -----
         Income tax expense                    2,603   2,384   2,073
                                             =======   =====   =====
    Federal statutory tax rate                  34.0%   34.0%   34.0%
    Tax-exempt income                           (3.6)   (3.6)   (3.8)
    Other - net                                   .9     1.5      .8
                                             -------   -----   -----
         Effective tax rate                     31.3%   31.9%   31.0%
                                             =======   =====   =====

Included in other assets are deferred federal income taxes (in thousands) of $528 and $473 at December 31, 1998 and 1997. Cumulative undistributed earnings (in thousands) of the subsidiary Bank that have been recorded by the Company, and for which no income taxes have been accrued, amounted to approximately $36,065 at December 31, 1998. These earnings have been reinvested in the subsidiary Bank.

    The deferred tax asset at December 31, 1998 and 1997 consists of the following:
                                                            1997    1996
                                                            ----    ----
    Defered tax assets:                                     (in thousands
      Reserve for loan losses                              $ 834     891
      ORE write downs                                          7      38
                                                           -----    ----
                                                             841     929
    Deferred tax liability:
      Discount on investments                               (113)   (317)
                                                           -----    ----
                                                             728     612
      Net unrealized appreciation on securities AFS         (200)   (139)
                                                           -----    ----
      Net deferred tax assets (based upon 34% tax rate)      528     473
                                                           =====    ====
    Management has determined that no valuation allowance is necessary.

7.  UNDIVIDED PROFITS
    -----------------
    At December 31, 1998 and 1997, the Bank's undivided profits were legally available for dividends. The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt cor-rective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualita-tive judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the institution's category.

    The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                          To Be Well Capitalized
                                                                                Under Prompt
                                                       For Capital               Corrective
                                    Actual         Adequancy Purposes:       Action Provisions:
                               ---------------     -------------------   -----------------------
                                Amount   Ratio       Amount     Ratio         Amount       Ratio
                               -------   -----      -------     -----        -------       -----
As of December 31,1998:
  Total Captial                                    >           >             >            >
   (to Risk Weighted Assets)   $34,357   22.1%     =$12,439    = 8.0%        = $15,549    =10.0%
  Tier 1 Captial                                   >           >             >            >
   (to Risk Weighted Assets)   $32,396   20.8%     = $6,219    = 4.0%        = $ 9,329    = 6.0%
   Tier 1 Captial                                  >           >             >            >
   (to Average Assets)         $32,396   10.1%     = $9,620    = 3.0%        = $16,033    = 5.0%

8.  RELATED PARTY TRANSACTIONS
    --------------------------
    At December 31, 1998 and 1997, certain officers, directors, or companies in which they have 10% or more beneficial ownership, were indebted to the Bank in the aggregate amount (in thousands) of $11,068 and $8,453, respectively. Deposits with the Bank from the above related parties amounted (in thou-sands) to $25,852 and$16,482 at December 31, 1998 and 1997. Below is a summary of the loan activity for 1998 and 1997 (in thousands):
                                                            1998     1997
                                                          -------   ------
    Beginning balance                                       8,453   10,557
    Additional borrowings                                   6,946    3,686
    Repayments of borrowings                                4,331    5,790
                                                          -------   ------
    Ending balance                                         11,068    8,453
                                                          =======   ======
    The Bank is included in a consolidated federal tax return and records its liability to the parent, when applicable, for the tax benefits arising from the parent operating loss.

9.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
    There are outstanding commitments and contingent liabilities on which management does not anticipate losses. They include, among other things, commitments to extend credit and letters of credit undertaken in the normal course of business. Outstanding letters of credit (in thousands) amounted to $2,452 at December 31, 1998 and $933 at December 31, 1997. These commitments represent off-balance sheet risk to the Bank, with the contractual notional amount representing the Bank's exposure to credit loss in the event of nonperformance by the other party to the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. They generally have fixed expiration dates and require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitments do not represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis, and obtains an amount of collateral it deems sufficient.

10. TIME DEPOSITS
    -------------
    Time deposits (in thousands) of $100,000 or more amounted to $35,785 at December 31, 1998 and $28,507 at December 31, 1997. Maturities (in thousands) over five years: $18,174 - 1999, $8,552 - 2000, $6,058 - 2001,
    $1,782 - 2002, and $356 - 2003, and $863-thereafter.

11. ACQUISITION
    -----------
    The Bank completed its purchase of three branches of Hibernia National Bank in Shreveport, Louisiana as of March 24, 1995. Total assets acquired were approximately $35.4 million, consisting of (in millions) cash $13.7, loans $20.6 and fixed assets $1.1. Liabilities acquired were approximately $37.5 million consisting of deposits (in millions) of $35.9 and other liabilities of $1.6. The Bank paid approximately $2.1 million in excess of assets acquired and this amount was allocated to deposit-based intangibles and is being amortized over 15 years. Amortization (in thousands) included in the income statement for 1998, 1997 and 1996 is $143 for each year. The deposit base intangible net of amortization is included in other assets.

    The Bank acquired First Federal Savings Bank (FFSB) in Shreveport, Louisiana. An agreement was signed on January 23, 1997 to acquire FFSB and the purchase was completed in May 1997. FFSB had assets of $36.481 million and liabilities of $33.051 million.

    The Bank paid $5,411,200 cash for FFSB and accounted for the transaction as a purchase. The purchase price was $1,872,531 over book value. The goodwill is included in other assets and is being amortized over 15 years. Amort-ization (in thousands) included in the income statement for 1998 and 1997 was $125 and $73.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------
    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (Statement 107), requires that the company disclose estimated fair values for its financial instruments. Fair-value estimates, methods, and assumptions are set forth below for its financial instruments.
    a. INVESTMENT SECURITIES
       The fair value of investment securities, except certain agency and state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain agency and state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying value and estimated fair value of investment securities at December 31, 1998 and 1997, are disclosed in Note 3.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
    -----------------------------------------------

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

                                             1998                  1997
                                       ------------------   -------------------
                                        Book    Estimated    Book     Estimated
                                        Value     Fair       Value      Fair
                                       (Gross)    Value     (Gross)     Value
                                       ------------------   -------------------
       Loans                           140,320   142,034    136,889    137,352
                                       ========  ========   ========   ========

    c. DEPOSIT LIABILITIES
       Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and interest-bearing transaction accounts is equal to the amount payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.
       The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents information on deposits (in thousands):

                                                   1998               1997
                                            -----------------  -----------------
                                                Estimated          Estimated
                                              Book      Fair     Book      Fair
                                              Value     Value    Value     Value
                                            -------   -------  -------   -------
       Noninterest-bearing demand            47,603    47,603   42,045    42,045
       Savings and interest-bearing demand   94,360    94,360   81,275    81,275
       Certificates of deposit              138,408   139,244  124,863   126,277
                                            -------   -------  -------   -------
                                            280,371   281,207  248,183   249,597
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

    e. LIMITATIONS
       Fair value estimates are made at a specific point in time, based on rele-vant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of par-ticular financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair-value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instru-ments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore
12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
    -----------------------------------------------

       cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

13. OTHER REAL ESTATE
    -----------------
    Other real estate owned represents property acquired through foreclosure or deeded in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. Amounts are carried at the lower of cost of acquisition or the asset's fair value less estimated costs to sell. Reductions in the balance at the date of acquisition are charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value are charged to noninterest expense. There were no allowances for possible write-downs at December 31, 1998 or 1997. The Bank implemented FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, in 1995. No significant change occurred due to this pronouncement as impaired loans are deemed immaterial and no specific reserve is allocated to them.

14. ADVERTISING
    -----------
    Advertising expense is expensed as incurred. Advertising expense charged to operations (in thousands) in 1998, 1997 and 1996 amounted to $126, $146 and $63, respectively.

15. YEAR 2000 DISCLOSURES
    ---------------------

    The Bank is subject to regulatory oversight in managing potential problems related to Year 2000. As a result of interagency guidance set forth by the Federal Financial Institutions Examination Council, it formulated a plan incorporating target dates for the completion of tasks related to each of the major phases inherent in the Year 2000 project: awareness , assessment, renovation, validation and implemenation. The Bank spent (in thousands) approximately $500 in 1998 to comply with its Year 2000 plan; it anticipates (in thousands) an additional $30 will be necessary to complete this project. As of December 31, 1998, the Bank was on schedule in meeting its target dates.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information as to the Directors and Executive Officers of the Registrant is shown under the caption "Information Concerning Directors and Nominees" on pages 3 through 6 of the Proxy Statement relating to the Annual meeting of shareholders to be held on April 13, 1999, and is incorporated by reference to this Report.

ITEM 10.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Directors Fees" on page 7 of the Proxy Statements relating to the Annual Meeting of Shareholders to be held on April 13, 1999, and the information set forth under the caption "Executive Compensation" on pages 8 and 9 of such Proxy Statement is incorporated by reference to this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Voting Securities and Principal Holders Thereof" on pages 2 and 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 13, 1999, is incorporated by reference to this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Transactions and Relations with Directors and Associates and Affiliates of Directors" on page 10 of the Proxy Statement relating to the Annual meeting of Shareholders to be held on April 13, 1999, is incorporated by reference to this Report.

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

                                           MINDEN BANCSHARES, INC.
                                              (Registrant)

March 26, 1999                             Jack E. Byrd, Jr.
                                           Director,
                                           President and Chief
                                           Executive Officer


Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Harry E. McInnis, Jr.                    James D. Madden
       Director and                             Director
       Chairman of the Board                    March 26, 1999
       March 26, 1999
                                         							S. Douglas Madden
       R. Thad Andress                      				Director
       Director				                            	March 26, 1999
       March 26, 1999
       					                                   	John W. Montgomery
      	Don L. Brice    				                      Director
      	Director					                             March 26, 1999
      	March 26, 1999
							                                         Joe E. Ratcliff
      	Dr. Edward D. Brown			                  	Director
      	Director		                             		March 26, 1999
      	March 26, 1999
						                                         	R. E. Woodard, III
      	Dr. Gary G. Daniel	                   			Director
	      Director	                            				March 26, 1999
	      March 26, 1999
							                                         Robert W. Hines, Jr.
      	Hal K. Jackson	                       			Vice President and
      	Director	                            				Chief Financial Officer
      	March 26, 1999	                       			March 26, 1999


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