Form 10QSB
period 1999-03-31
MINDEN BANCSHARES INC
filed 1999-05-17
CIK 889553

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

                       280,583 as of April 30, 1999

     Transitional Small Business Disclosure Format (Check one):
         Yes ( )           No (X)


                         Page 1 of 25 Pages
                       Exhibit Index - Page 22


                            FORM 10-QSB


                                INDEX

PART I                                                     Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

                Consolidated Balance Sheets as of
                March 31, 1999 and December 31, 1998         4

                Consolidated Statements of Income for
                the Three Months Ended March 31, 1999
                and 1998                                     5

                Consolidated Statements of Comprehensive
                Income for the Three Months Ended
                March 31, 1999 and 1998                      6

                Consolidated Statements of Cash Flows
                for the Three Months ended March 31,
                1999 and 1998                                7

                Notes to Consolidated Financial
                Statements                                  8-9

Item 2.  Management's Discussion and Analysis              10-22


PART II

Item 6.  Exhibits and Reports on Form 8-K                    23

                    PART I - Financial Information
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                       MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND DECEMBER 31, 1998
                                    (UNAUDITED)


                                                             March     December
                                                             1999        1998
                                                           --------    --------
                        ASSETS
----------------------------------------- (in thousands, except per share data)
Cash and Cash Equivalents:
  Cash and Due From Banks                                   $18,374     $15,856
  Federal Funds Sold                                         26,000      12,000
                                                            --------  ----------
        Total                                                44,374      27,856
                                                            --------  ----------
Securities:

  Held to Maturity                                           17,369      18,191
  Available for Sale                                        115,521     132,437
                                                           ---------  ----------
        Total                                               132,890     150,628
                                                           ---------  ----------
Federal Reserve Bank and Federal Home Loan Bank Stock         1,603       1,533
Loans, Less Allowance for Loan Losses of $3,381 and $3,392  141,638     136,928
Accrued Interest Receivable                                   2,699       2,595
Bank Premises and Equipment                                   4,434       4,167
Real Estate Owned Other Than Bank Premises                       18         116
Other Assets                                                  4,322       4,552
                                                           ---------  ----------
Total Assets                                               $331,978    $328,375
                                                           =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------
Liabilities:
-----------
  Deposits:
     Interest Bearing                                      $237,406    $232,768
     Noninterest Bearing                                     45,953      47,603
                                                           ---------  ----------
       Total Deposits                                       283,359     280,371

  Securities Sold Under Repurchase Agreement                  8,946       9,933
  Accrued Interest Payable                                    1,119       1,227
  Other Liabilities                                           1,165         730
                                                           ---------  ----------
       Total Liabilities                                    294,589     292,261
                                                           ---------  ----------
Stockholders' Equity:
--------------------
  Common Stock, par value $2.50 per share; 500,000
     shares authorized; 309,816 shares issued;
     280,583 and 280,583 shares outstanding                     775         775
  Additional Paid-In Capital                                 11,214      11,214
  Undivided Profits                                          26,478      25,038
  Accumulated Other Comprehensive Income                        224         389
  Treasury Stock-At Cost                                     (1,302)     (1,302)
                                                           ---------  ----------
       Total Stockholders' Equity                            37,389      36,114
                                                           ---------  ----------
Total Liabilities and Stockholders' Equity                 $331,978    $328,375
                                                           =========  ==========
See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    (UNAUDITED)

                                                               1999      1998
                                                             --------  --------
Interest Income:                          (in thousands, except per share data)
---------------
  Interest and Fees on Loans                                  $3,338    $3,249
  Securities:
     Held to Maturity (non-taxable)                              221       211
     Available for Sale                                        1,776     1,484
  Federal Funds Sold                                             242       217
  Federal Reserve Stock and Other                                 22        19
  Interest-Bearing Balances with Banks                            67        83
                                                             --------  --------
       Total Interest Income                                   5,666     5,263
                                                             --------  --------

Interest Expense:
----------------
  Savings and Interest-Bearing Demand Deposits                   677       584
  Time Deposits                                                1,771     1,622
  Securities Sold Under Repurchase Agreement and Other           121       118
                                                             --------  --------
       Total Interest Expense                                  2,569     2,324
                                                             --------  --------
       Net Interest Income                                     3,097     2,939
  Provision for Loan Losses                                        0         0
                                                             --------  --------
       Net Interest Income After Provision for Loan Losses     3,097     2,939
                                                             --------  --------
Other Income:
------------
  Service Charges                                                439       382
  Other Operating Income                                         269       221
                                                             --------  --------
        Total Other Income                                       708       603
                                                             --------  --------
Operating Expenses:
------------------
  Salaries and Employee Benefits                                 892       819
  Occupancy Expense                                              116       106
  Furniture and Equipment Expense                                 68        74
  Amortization                                                    81        78
  Capital Stock Taxes                                            121       106
  Stationery, Supplies and Printing                               53        61
  Other Operating Expenses                                       368       331
                                                             --------  --------
       Total Operating Expense                                 1,699     1,575
                                                             --------  --------
Income Before Income Taxes                                     2,106     1,967
Income Taxes                                                     666       619
                                                             --------  --------
Net Income                                                    $1,440    $1,348
                                                             ========  ========
Earnings Per Share                                             $5.13     $4.81
                                                             ========  ========
Dividends Declared Per Share                                   $0.00     $0.00
                                                             ========  ========
See accompanying notes.


                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    (UNAUDITED)

                                                               1999      1998
                                                             --------  --------
                                          (in thousands, except per share data)

Net Income                                                    $1,440    $1,348
                                                             --------  --------
Other Comprehensive Income:
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) Arising during Period             (250)      328
    Less: Reclassification Adjustment for Gains
            Arising during Period                                  0         0
                                                             --------  --------
    Total Gains (Losses) Arising during Period                  (250)      328
    Tax (Expense) Benefit                                         85      (111)
                                                             --------  --------
Other Comprehensive Income                                      (165)      217
                                                             --------  --------
Comprehensive Income                                          $1,275    $1,565
                                                             ========  ========
See accompanying notes


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                              1999       1998
                                                            ---------  ---------

Cash Flows from Operating Activities:      (in thousands, except per share data)
------------------------------------
  Net Income                                                  $1,440     $1,348
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                               146        142
     (Gain) Loss on Sale of Other Real Estate Owned              (13)       (13)
     (Increase) Decrease in Accrued Interest Receivable         (104)       (41)
     (Increase) Decrease in Other Assets                         235         14
     Increase (Decrease) in Accrued Interest Payable            (108)       (41)
     Increase (Decrease) in Other Liabilities                    434         95
                                                            ---------  ---------
       Total Adjustments                                         590        156
                                                            ---------  ---------
       Net Cash Provided (Used) by Operating Activities        2,030      1,504
                                                            ---------  ---------
Cash Flows from Investing Activities:
------------------------------------
  Proceeds from Sales/Maturities of Investment Securities:
   Available for sale                                         27,853     26,403
   Held to maturity                                              822        347
  Purchase of Investment Securities:
   Available for sale                                        (11,257)   (19,945)
   Held to maturity                                                0       (870)
  Proceeds from Sale of Other Real Estate Owned                  111         67
  Purchase of Equipment                                         (333)       (35)
  Net (Increase) Decrease in Loans                            (4,710)    (4,221)
                                                            ---------  ---------
       Net Cash (Used) by Investing Activities                12,486      1,746
                                                            ---------  ---------
Cash Flows from Financing Activities:
------------------------------------
  Dividends Paid                                                   0          0
  Net Increase (Decrease) in Noninterest Bearing Deposits     (1,596)       567
  Net Increase (Decrease) in Interest-Bearing Deposits         4,585      3,303
  Net Increase (Decrease) in Securities Sold Under
    Repurchase Agreements                                       (987)    (1,413)
  Purchase of Treasury Stock                                       0          0
                                                            ---------  ---------
       Net Cash Provided by Financing Activities               2,002      2,457
                                                            ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents          16,518      5,707
Cash and Cash Equivalents at Beginning of Period              27,856     21,696
                                                            ---------  ---------
Cash and Cash Equivalents at End of Period                   $44,374    $27,403
                                                            =========  =========
Cash Payments:  Interest                                      $2,677     $2,366
                                                            =========  =========
                Income Taxes                                       0       $600
                                                            =========  =========
See accompanying notes.


                  MINDEN BANCSHARES, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                              (Unaudited)
                             March 31, 1999

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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At March 31, 1999, the fair market value of securities available for sale was $339,000 more than amortized cost and at December 31, 1998, the fair market value was $589,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discount. The amortized cost and estimated market value of securities held to maturity at March 31, 1999, and December 31, 1998, are as follows:


                            Securities Held to Maturity
                            ---------------------------

                                Gross        Gross     Estimated
                        Book   Unrealized   Unrealized   Market
                        Value    Gains        Losses      Value
                     --------  ----------   ----------  --------

March 31, 1999        $17,369        530          78     $17,821
December 31, 1998      18,191        647          67      18,771


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                               March 31, 1999               March 31, 1998
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $389          $389           $269          $269
Current-period Change         (165)         (165)           217           217
                           --------      ---------      --------      --------
Ending Balance                $224          $224           $486          $486
                           ========      =========      ========      ========

5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the first quarters, 1999, and 1998, were 280,583 and 280,511 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 MINDEN BANCSHARES, INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  QUARTERLY CONSOLIDATED INCOME SUMMARY
                      AND SELECTED FINANCIAL DATA
             (in thousands, except per share and ratio data)

                                                 Three Months Ended
                                          ---------------------------------
                                          March 31   December 31  March 31
                                            1999         1998       1998
                                          ---------  -----------  ---------
Interest income                             $5,666       $5,662     $5,263
Interest expense                             2,569        2,573      2,324
                                          ---------  -----------  ---------
  Net interest income                        3,097        3,089      2,939
Provision for possible loan losses               0            0          0
                                          ---------  -----------  ---------
  Net interest income after provision        3,097        3,089      2,939
Noninterest income                             708          752        603
Noninterest expense                          1,699        1,660      1,575
                                          ---------  -----------  ---------
  Income before taxes                        2,106        2,181      1,967
Income tax expense                             666          677        619
                                          ---------  -----------  ---------
  Net Income                                $1,440       $1,504     $1,348
                                          =========  ===========  =========
Earnings per share <F1>                      $5.13        $5.36      $4.81
Dividends declared per share                 $0.00        $4.15      $0.00
Average shares outstanding                   280.6        280.6      280.5
Book value per share                       $133.25      $128.71    $118.54

Selected Quarter End Balances:
Loans                                     $145,019     $140,320   $140,929
Deposits                                   283,360      280,371    252,053
Debt                                         8,946        9,933      9,396
Equity                                      37,389       36,114     33,251
Total Assets                               331,978      328,375    296,154

Selected Average Balances:
Loans                                     $142,717     $142,000   $138,006
Deposits                                   285,806      274,260    249,023
Debt                                        10,129       11,680     10,688
Equity                                      36,836       36,160     32,434
Total Assets                               334,660      324,625    293,647

Selected Ratios (%)
Return on average assets                      1.75%        1.84%      1.86%
Return on average equity                     15.85%       16.50%     16.86%
Net interest margin (taxable equivalent)      4.10%        4.14%      4.45%
Tier 1 risk-based capital                    20.94%       20.84%     20.32%
Total risk-based capital                     22.20%       22.10%     21.59%
Leverage                                     10.26%       10.10%     10.11%

<F1> Earnings per share is based on the weighted average number of shares outstanding in the respective period


OVERVIEW

     The Company's first quarter 1999 net income totaled $1,440 thousand, ($5.13 per share) up 7 percent from $1,348 thousand ($4.81 per share) in the first quarter, 1998 and down 4 percent from $1,504 thousand ($5.36 per share) in the fourth quarter, 1998.

     The return on average assets was 1.75 percent for the first quarter, 1999 down 6 percent from the first quarter, 1998 of 1.86 percent and down 5 percent from the fourth quarter, 1998 of 1.84 percent.

     The return on average equity was 15.85 percent for the first quarter, 1999, a decrease of 6 percent from the first quarter, 1998 of 16.86 percent and a 4 percent decrease from the fourth quarter, 1998 of 16.50 percent.

     The 1999 first quarter earnings benefited from a 5 percent increase in net interest income and a 17 percent increase in other income and was detrimented by an 8 percent increase in noninterest expense when compared to the 1998 first quarter. The 1999 first quarter earnings benefited from a slight (less than 1 percent) increase in net interest income and was detrimented by a 6 percent decrease in other income and an 2 percent increase in noninterest expense when compared to the 1998 fourth quarter.

     Total assets at March 31, 1999 increased to $331,978 thousand, up 12 percent from a year ago and up 1 percent from December 31, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME                       First     Fourth      First
                                         Quarter    Quarter    Quarter
                                           1999       1998       1998
(in thousands)                          =========  =========  =========

  Total Interest Income                   $5,666     $5,662     $5,263
  Total Interest Expense                   2,569      2,573      2,324
                                        ---------  ---------  ---------
  Net Interest Income                      3,097      3,089      2,939
  Taxable-Equivalent Adjustment
    to Interest Income                        86         90         81
                                        ---------  ---------  ---------
  Net Interest Income-
    Taxable Equivalent Basis <F2>         $3,183     $3,179     $3,020
                                        =========  =========  =========

  AVERAGE BALANCES (in thousands):
    Interest-Earning Assets <F3>        $314,808   $305,076   $275,000
                                        =========  =========  =========

    Interest-Bearing Liabilities        $247,442   $238,228   $218,185
    Interest-Free Funds                   67,366     66,848     56,815
                                        ---------  ---------  ---------
  Total Investable Funds                $314,808   $305,076   $275,000
                                        =========  =========  =========

  AVERAGE INTEREST RATES (fully taxable): <F2>
  Yield On:
    Interest-Earning Assets <F3>            7.41%      7.49%      7.88%
    Interest-Bearing Liabilities            4.21%      4.28%      4.32%
                                        ---------  ---------  ---------
  Spread on Interest-Bearing Funds          3.20%      3.21%      3.56%
  Contribution of Interest-Free Funds       0.90%      0.93%      0.89%
                                        ---------  ---------  ---------
  Net Yield on Interest-Earning Assets      4.10%      4.14%      4.45%
                                        =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $376 thousand for the first quarter, 1999, as compared to a positive $268 thousand for the first quarter, 1998, and a positive $598 thousand for the fourth quarter of 1998.


    Net Interest Income

     The Company's net interest income for the 1999 first quarter was $3,097 thousand, an increase of $158 thousand or 5% over $2,939 thousand in the 1998 first quarter, and an increase of $8 thousand or 0 percent from $3,089 thousand in the fourth quarter, 1998. Interest Income for the first quarter, 1999, increased $403 thousand or 8 percent over the first quarter, 1998, and increased $4 thousand or 0 percent over the fourth quarter, 1998. Interest expense for the first quarter, 1999, increased $245 thousand or 11 percent over the first quarter, 1998, and decreased $4 thousand or 0 percent from the fourth quarter, 1998.

     Of the $403 thousand increase in interest income in the first quarter, 1999, over the same period last year, $89 thousand was in interest income on loans and $292 thousand was in interest income on investment securities. The increase in interest income on loans is due to growth while the increase in interest income on investment securities is due to deposit growth in excess of loan growth which was invested.

    Average Interest-Earning Assets

     Average interest-earning assets were $314,808 thousand for the 1999 first quarter, $39,808 thousand more than the 1998 first quarter of $275,000 thousand. Average loans increased by $4,711 thousand, average investment securities increased by $29,988 thousand (at amortized cost), average Federal funds sold increased by $4,972 thousand and interest bearing balances with banks increased by $4 thousand during the first quarter, 1999 over the first quarter, 1998.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1999 first quarter were $247,442 thousand, compared to $218,185 thousand for the same period last year. Average time deposits for the 1999 first quarter were $142,217 thousand, an increase of $17,151 thousand over the same period last year and average savings and interest-bearing demand deposits for the 1999 first quarter were $95,096 thousand, an increase of $12,665 thousand over the same period last year. Average securities sold under agreements to repurchase averaged $10,129 thousand during the first quarter, 1999, a decrease of $559 thousand from the first quarter, 1998.

    Net Yield on Interest-Earning Assets

     The net yield on interest-earning assets was 4.10% in the first quarter of 1999, a decrease of 35 basis points from 4.45% in the same period last year. The contributing factors have been the increased competition for loans and the high interest rate market for deposits with the Bank's deposit growth over the past year having exceeded its loan growth with the excess deposit growth having been invested in lower yielding fixed rate investment securities and Federal funds sold.

     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1999.

PROVISION FOR LOAN LOSSES

     The Company made no provision for loan losses in the 1999 first quarter or the 1998 first quarter. Management does not anticipate any provision for loan losses during 1999. A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowance for loan losses appears on pages 13-16.


OTHER INCOME

                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                    1999       1998       1998
(in thousands)                   ========= ============ =========

Service Charges                    $439        $453        $382
Insurance Commissions                40          54          49
Mortgage Loan Origination and
  Service Release Fees              100         119          37
Other Operating Income              129         126         135
                                  ------      ------      ------
    Total Other Income             $708        $752        $603
                                  ======      ======      ======

     Other income for the 1999 first quarter was $708 thousand, up from $603 thousand for the same period last year, and down from $752 thousand for the fourth quarter, 1998. The increase in service charges are the result of increased fees for banking services along with volume increases.

OPERATING EXPENSES
                                       Three Months Ended
                                 --------------------------------
                                 March 31, December 31, March 31,
                                   1999         1998       1998
(in thousands)                   ========= ============= ========

Salaries and Employee Benefits     $892        $799        $819
Occupancy Expense                   116          97         106
Furniture and Equipment Expense      68          54          74
Amortization                         81          66          78
Capital Stock Tax                   121         100         106
Stationery, Supplies and Printing    53          77          61
Other Operating Expenses            368         467         331
                                 -------     -------     -------
    Total Operating Expenses     $1,699      $1,660      $1,575
                                 =======     =======     =======


     Operating expenses for the 1999 first quarter were $1,699 thousand, up from $1,575 thousand in the 1998 first quarter and up from $1,660 thousand in the fourth quarter, 1998.

     Salaries and employee benefits in the 1999 first quarter were $892 thousand, compared to $819 thousand in the same period last year and $799 thousand in the fourth quarter, 1998. The increase over both periods last year is the result of salary increases and additional staff positions.

     Occupancy expense for the 1999 first quarter was $116 thousand as compared to $106 thousand for the same period last year and $97 thousand for the fourth quarter, 1998. The increase in occupancy expense in the first quarter, 1999 over both periods in 1998 is due primarily to inflation.

     Other operating expenses were $368 thousand for the 1999 first quarter as compared to $331 thousand for the same period last year and $467 thousand in the fourth quarter, 1998. The major portion of the variation in the fourth quarter, 1998 was for expenses related to our computer conversion.

     Capital stock tax, which is the assessment on shareholders equity under the advalorem tax program in the state of Louisiana, increases as earnings increase and stockholders' equity increases with accumulated earnings.

     The fourth quarter, 1998 stationery, supplies and printing amount reflects new form orders for our new computer system and major orders of forms for the upcoming year.

INCOME TAXES

     In the 1999 first quarter, the Company recorded income tax expense of $666 thousand, compared to $619 thousand for the same period last year.

     The effective tax rate was 31.6% for the 1999 first quarter and 31.5% for the 1998 first quarter. The effective tax rates in 1999 and 1998 reflect change in composition of the Company's pre-tax income, primarily tax-exempt income.

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

     In October of 1998, the Financial Accounting Standards Board (FASB) issued FAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, effective the first fiscal quarter beginning after December 15, 1998. On the date this Statement is applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially applied, to hold those investments. Management has not been impacted by this Statement because it does not engage in mortgage banking activities.

OTHER ACCOUNTING ISSUES

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

    The EDP Steering Committee researched the need to upgrade the Bank's "Mainframe" computer and software and made recommendations to the Board of Directors, which approved the acquisition. The installation of the new computer system was completed in the fourth quarter, 1998. The software was warranted as "Year 2000 Compliant." Formal testing procedures in accordance with the vendor's instructions have been concluded. All personal computers in service by the Bank have been tested, and necessary upgrades have been ordered and installed. The Bank has expended approximately $500 thousand in complying with its "Year 2000 Policy" and anticipates that additional expenditures will not exceed $30 thousand.

     In accordance with the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices were tested by the end of the first quarter, 1999. The Bank did not receive test results until early in the second quarter, 1999. The Bank accomplished its goals relating to it's electronic date sensitive devices with the receipt of its test results.

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



CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $145,019 thousand at March 31, 1999 as compared to $140,320 thousand at December 31, 1998 and $140,929 thousand at March 31, 1998. The changes in the amounts of loans outstanding has been due to changes in loan demand.

     The following table sets forth the loan classifications at March
31, 1999, December 31, 1998 and March 31, 1998:
                                          --------------------------------
                                           March 31,   Dec 31,   March 31,
(in thousands)                                1999       1998       1998
                                           ---------  ---------  ---------
Commercial, Financial & Agricultural Loans  $36,592    $36,995    $35,871
Construction Loans Secured by Real Estate     5,083      4,868      4,587
Held for Sale                                   758      1,275      1,216
Other Loans Secured by Real Estate           76,100     72,390     74,499
Installment and Single Payment Loans         24,429     24,214     22,740
Other Loans                                   2,310        876      2,155
                                           ---------  ---------  ---------
    Total Loans                             145,272    140,618    141,068
Less Unearned Discount                          253        298        139
                                           ---------  ---------  ---------
    Total Loans net of Unearned Discount   $145,019   $140,320   $140,929
                                           =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at March 31, 1999, December 31, 1998 and March 31, 1998:

                                         ----------------------------
                                         March 31, Dec. 31, March 31,
                                            1999     1998     1998
(in thousands)                            -------   -------   -------

Non-Accrual (Impaired-Cash Basis) Loans     $260      $ 85      $361
Past-Due Loans                               871       914       897
Restructured Loans                             0         0         0
                                          -------   -------   -------
    Total Non-performing Loans             1,131       999     1,258
Other Real Estate Owned                       18       116       378
                                          -------   -------   -------
    Total Non-performing Assets           $1,151    $1,115    $1,636
                                          =======   =======   =======

     In addition to the non-performing loans discussed above, management ident-fies other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of March 31, 1999 there were no loans identified as compared to $71 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.18% of total loans at March 31, 1999 and 0.26% of total loans at March 31, 1998. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $6,000 for the quarter ended March 31, 1999 and $10,000 for the quarter ended March 31, 1998. Interest income included cash basis interest of $83,000 in the quarter, 1999 and $14,000 in the quarter ended March 31, 1998. Cash basis interest provided increases of 24 basis points in the yield on average loans in the first quarter, 1999 and 4 basis points in the first quarter, 1998. Interest income for the first quarters, 1999 and 1998 did not include any interest on restructured loans.

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

     Other real estate owned normally represents properties acquired as loan satisfactions which are recorded at the lower of the investment in the loan with respect to which the assets were acquired, or the fair value of each property, with the initial write-downs charged to the reserve for loan losses. Subsequent write-downs of such properties are reflected as such on the income statement and gains and losses on disposal are accordingly reflected on the income statement. Other real estate at March 31, 1998 included former branch located at 324 Homer Road which was closed January 4, 1995. The former branch was capitalized at its depreciated value and was subsequently written down by $91 thousand. The former branch location was sold in the fourth quarter 1998.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three months ended March 31, 1999, and 1998.

                                      First Quarter
                                -------------------------
                                      1999      1998
(in thousands)                  ------------ ------------

Balance at Beginning of Period      $3,392      $3,603

Charge-Offs
  Commercial, Financial, Agricultural    5           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                 0          10
  Installment Loans to Individuals      81          47
                                    -------     -------
     Total                              86          57

Recoveries
  Commercial, Financial, Agricultural   33           0
  Real Estate - Construction             0           0
  Real Estate - Mortgage                22          10
  Installment Loans to Individuals      20          20
                                    -------     -------
    Total                               75          30
                                    -------     -------
Net Recoveries(Charge-Offs)            (11)        (27)
Additions Charged to Operations          0           0
                                    -------     -------
Balance at End of Period            $3,381      $3,576
                                    =======     =======


     The following table reflects the allowance coverage ratios at March 31, 1999, December 31, 1998 and March 31, 1998.

                                    March 31, Dec 31, March 31,
For the Quarter Ended:                1999     1998     1998
                                    -------- -------- --------
Allowance for Loan Losses to:
  Loans at Period-End                 2.33%     2.41%    2.54%
  Average Loans                       2.37%     2.39%    2.59%
  Non-performing Loans              298.94%   339.54%  284.26%
  Non-performing Assets             293.74%   304.22%  218.58%

Total Net Charge-Offs (annualized) to:
  Loans at Period-End                 0.03%     0.40%    0.08%
  Average Loans                       0.03%     0.40%    0.08%
  Allowance for Loan Losses           1.32%    16.96%    3.00%

     Management deems its allowance for loan losses at March 31, 1999, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.

CAPITAL

     Total stockholders' equity at March 31, 1999, was $37,389 thousand, up from $36,114 thousand at December 31, 1998 and $33,251 thousand at March 31, 1998. Stockholders' equity at March 31, 1999, reflects positive impact of $224 thousand of accumulated other comprehensive income composed entirely of net unrealized gains on securities available for sale as compared to positive im-pacts of $389 thousand at December 31, 1998 and $486 thousand at March 31, 1998.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At March 31, 1999, the Company's Tier 1 Capital to risk-weighted assets ratio was 20.94% and the Total Capital to risk-weighted assets ratio was 22.20%.

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


                         Capital and Ratios

                                    March 31,  Dec 31,   March 31,
                                       1999     1998      1998
(in thousands, except ratios)        --------  -------   --------

Tier 1 Capital
  Common Stockholders' Equity        $33,951   $32,445   $29,283
Tier 2 Capital
  Reserve for Possible Loan Losses     2,043     1,982     1,823
                                     --------  --------  --------

  Total Qualifying Capital           $35,994   $34,427   $31,106
                                     ========  ========  ========

Risk Weighted Assets                $162,124  $157,182  $144,105

Tier 1 Capital Ratio                   20.94%    20.64%    20.32%
Total Capital Ratio                    22.20%    21.90%    21.59%
Tier 1 Leverage Ratio                  10.26%    10.12%    10.11%


    Common Stock Dividends

     For the first quarters of 1999 and 1998, the Board of Directors of the Company declared no dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 49.93% during the 1999 first quarter and 55.41% during the 1998 first quarter. Cash on hand and due from banks averaged $16,748 thousand in the 1999 first quarter and $16,437 thousand in the 1998 first quarter. Federal Funds sold averaged $21,328 thousand in the 1999 first quarter and $16,356 thousand in the 1998 first quarter.

     At March 31, 1999, investment securities, at amortized cost, totaled $134,154 thousand, of which $33,287 thousand or 24.81% mature or reprice within one year, $67,466 thousand mature or reprice within two to five years, and $33,401 thousand mature in over five years.

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

     Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.04% for the highest rated banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assess-ment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposit Insurance Funds Act of 1996 ("Funds") reduced the rates to 0.0% for the healthiest banks to 0.27% for the weakest Oakar SAIF banks. Also, effective October 1, 1996, under the Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Act also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF were at the annual rates of 0.0126% and 0.0610% under SAIF for the first quarter of 1999. Minden Bank was assessed on $38,023,788 of deposits under SAIF in the 1999 first quarter as the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank, and the 1997 acquisition of First Federal Savings Bank.


                     MINDEN BANCSHARES, INC. AND SUBSIDIARY
              Consolidated Net Interest Income and Average Balances
                   Three Months Ended March 31, 1999 and 1998
                                   (Thousands)

                                        1999                      1998
                              ------------------------  ------------------------
                               Average            Rate  Average             Rate
                               Balance  Interest  <F4>  Balance   Interest  <F4>
                              --------- -------- -----  --------- -------- -----
ASSETS

Interest Bearing Balances
   Due from Banks               $5,251      $67  5.17%    $5,247      $83  6.41%
Federal Funds Sold              21,328      242  4.60%    16,356      217  5.38%
Investment Securities <F5>     143,974    2,083  5.88%   113,986    1,776  6.32%
Federal Reserve Bank/ Federal
   Home Loan Bank Stocks         1,538       22  5.80%     1,405       19  5.41%
Loans                          142,717    3,338  9.49%   138,006    3,249  9.55%
                              --------- --------        --------- --------
     Total Interest-
       Earning Assets          314,808   $5,752  7.41    275,000   $5,344  7.88%

Allowance for Loan Losses       (3,412)                   (3,588)
Cash and Due from Banks         11,497                    11,190
Other Assets <F5>               11,372                    10,654
                              ---------                 ---------
     Total Assets             $334,265                  $293,256
                              =========                 =========
LIABILITIES

Deposits                      $237,313   $2,448  4.18%  $207,497   $2,206  4.31%
Securities Sold Under
   Repurchase Agreements        10,129      121  4.84%    10,688      118  4.48%
                              --------- --------        --------- --------
     Total Interest-
       Bearing Liabilities     247,442   $2,569  4.21%   218,185   $2,324  4.32%
                                        -------- -----            -------- -----

Demand Deposits                 48,493                    41,526
Other Liabilities                1,839                     1,453
                              ---------                 ---------
     Total Liabilities         297,774                   261,164
                              ---------                 ---------

STOCKHOLDERS' EQUITY
Common Stockholders'
   Equity <F5>                  36,491                    32,092
                              ---------                 ---------
     Total Liabilities and
       Stockholders' Equity   $334,265                  $293,256
                              =========                 =========

SPREAD ON INTEREST-BEARING FUNDS                 3.20%                     3.56%
                                                 =====                     =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS       $3,183  4.10%             $3,020  4.45%
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


                          MINDEN BANCSHARES, INC.



May 12, 1999           BY:s/ Jack E. Byrd, Jr.
                          ------------------------
                          Jack E. Byrd, Jr.
                          President and CEO


May 12, 1999           BY:s/ Robert W. Hines, Jr.
                          ------------------------
                          Robert W. Hines, Jr.
                          Vice-President and
                          Chief Financial Officer