Form 10QSB
period 1999-06-30
MINDEN BANCSHARES INC
filed 1999-08-16
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1999

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

                  280,583 as of July 30, 1999

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 30 Pages
                         Exhibit Index - 27


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               June 30, 1999 and December 31, 1998          4

               Consolidated Statements of Income for
               the Three Months and Six Months
               Ended June 30, 1999 and 1998                 5

               Consolidated Statements of Comprehensive
               Income for the Three Months and Six
               Months Ended June 30, 1999 and 1998          6

               Consolidated Statements of Cash Flows
               for the Six Months ended June 30, 1999,
               and 1998                                     7

               Notes to Consolidated Financial           8-10
               Statements

Item 2.  Management's Discussion and Analysis           11-26

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               27

Item 5.  Other Information                                 27

Item 6.  Exhibits and Reports on Form 8-K                  28


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                             MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1999 AND DECEMBER 31, 1998
                                          (UNAUDITED)
                                                                   June     December
                                                                   1999       1998
                                                                 --------   --------
                            ASSETS
    -------------------------------------------(in thousands, except per share data)
    Cash and Cash Equivalents:
      Cash and Due From Banks                                     $13,100    $15,856
      Federal Funds Sold                                            8,500     12,000
                                                                 ---------  ---------
            Total                                                  21,600     27,856
                                                                 ---------  ---------
    Securities:
      Held to Maturity                                             18,332     18,191
      Available for Sale                                          121,010    132,437
                                                                 ---------  ---------
           Total                                                  139,342    150,628
                                                                 ---------  ---------
    Federal Reserve Bank and Federal Home Loan Bank Stock           1,616      1,533
    Loans, Less Allowance for Loan Losses of $3,305 and $3,392    150,085    136,928
    Accrued Interest Receivable                                     2,787      2,595
    Bank Premises and Equipment                                     4,608      4,167
    Real Estate Owned Other Than Bank Premises                        183        116
    Intangible assets                                               3,147      3,281
    Other Assets                                                    1,450      1,271
                                                                 ---------  ---------
    Total Assets                                                 $324,818   $328,375
                                                                 =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------------------------
    Liabilities:
    -----------
      Deposits:
         Noninterest Bearing                                      $42,150    $47,603
         Interest Bearing                                         232,808    232,768
                                                                 ---------  ---------
           Total Deposits                                         274,958    280,371

      Securities Sold Under Repurchase Agreement                   10,241      9,933
      Accrued Interest Payable                                      1,114      1,227
      Other Liabilities                                               822        730
                                                                 ---------  ---------
           Total Liabilities                                      287,135    292,261
                                                                 ---------  ---------
    Stockholders' Equity:
    --------------------
      Common Stock, par value $2.50 per share; 500,000
         shares authorized; 309,816 shares issued;
         280,583 and 280,583 shares outstanding                       775        775
      Additional Paid-In Capital                                   11,214     11,214
      Undivided Profits                                            27,608     25,038
      Accumulated Other Comprehensive Income                         (612)       389

      Treasury Stock-At Cost                                       (1,302)    (1,302)
                                                                 ---------  ---------
           Total Stockholders' Equity                              37,683     36,114
                                                                 ---------  ---------
    Total Liabilities and Stockholders' Equity                   $324,818   $328,375
                                                                 =========  =========
    See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                        (UNAUDITED)
                                                            Three Months          Six Months
                                                            Ended June 30        Ended June 30
                                                          ==================  ===================
                                                            1999      1998      1999      1998
                                                          --------  --------  --------  ---------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,437    $3,345    $6,776     $6,594
      Securities:
         Held to Maturity (non-taxable)                       215       220       436        431
         Available for Sale                                 1,582     1,448     3,358      2,932
      Federal Funds Sold                                      325       286       567        504
      Federal Reserve Stock and Other                          22        24        44         43
      Interest-Bearing Balances with Banks                     70        79       137        161
                                                          --------  --------  --------  ---------
           Total Interest Income                            5,651     5,402    11,318     10,665
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            663       633     1,339      1,218
      Time Deposits                                         1,772     1,628     3,544      3,250
      Securities Sold Under Repurchase Agreement and Other    115       122       236        240
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,550     2,383     5,119      4,708
                                                          --------  --------  --------  ---------
           Net Interest Income                              3,101     3,019     6,199      5,957
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        3,101     3,019     6,199      5,957
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         446       416       885        798
      Insurance Commissions                                    51        57        91        105
      Other Operating Income                                  186       184       415        356
                                                          --------  --------  --------  ---------
            Total Other Income                                683       657     1,391      1,259
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          863       822     1,755      1,641
      Occupancy Expense                                       121       118       237        223
      Furniture and Equipment Expense                          68        72       137        146
      Amortization of Intangibles                              67        67       134        134
      Other Amortization                                       15        11        21         21
      Capital Stock Taxes                                     121       106       241        212
      Stationery, Supplies & Printing                          72        49       125        110
      Other Operating Expenses                                393       440       771        771
                                                          --------  --------  --------  ---------
           Total Operating Expense                          1,720     1,685     3,421      3,258
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              2,064     1,991     4,169      3,958
    Income Taxes                                              652       625     1,318      1,244
                                                          --------  --------  --------  ---------
    Net Income                                             $1,412    $1,366    $2,851     $2,714
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $5.03     $4.87    $10.16      $9.67
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $1.00     $0.85     $1.00      $0.85
                                                          ========  ========  ========  =========
    See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE MONTHS & SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    (UNAUDITED)
                                                                Three Months          Six Months
                                                                Ended June 30        Ended June 30
                                                              ==================  ==================
                                                                1999      1998       1999     1998
                                                              --------  --------  --------  --------
                                                              (in thousands, except per share data)

    Net Income                                                 $1,412    $1,366    $2,851    $2,714
                                                              --------  --------  --------  --------
    Other Comprehensive Income:
      Unrealized Gains (Losses) on Securities:
        Unrealized Gains (Losses) Arising during Period        (1,267)      (32)   (1,517)     296
        Less: Reclassification Adjustment for Gains
                Arising during Period                               0         0         0         0
                                                              --------  --------  --------  --------
      Total Gains (Losses) Arising during Period               (1,267)      (32)   (1,517)      296
      Tax (Expense) Benefit                                       431        11       516      (100)
                                                              --------  --------  --------  --------
    Other Comprehensive Income                                   (836)      (21)   (1,001)      196
                                                              --------  --------  --------  --------
    Comprehensive Income                                         $576    $1,345    $1,850    $2,910
                                                              ========  ========  ========  ========
    See accompanying notes

                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                       (UNAUDITED)
                                                                  ====================
                                                                    1999       1998
                                                                  ---------  ---------
    Cash Flows from Operating Activities:        (in thousands, except per share data)
    ------------------------------------
      Net Income                                                    $2,851     $2,714
      Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                 291        285
         (Gain) Loss on Sale of ORE                                    (14)       (17)
         (Increase) Decrease in Accrued Interest Receivable           (192)      (158)
         (Increase) Decrease in Other Assets                           308       (257)
         Increase (Decrease) in Accrued Interest Payable              (113)        56
         Increase (Decrease) in Other Liabilities                       92        369
                                                                  ---------  ---------
           Total Adjustments                                           372        278
                                                                  ---------  ---------
           Net Cash Provided (Used) by Operating Activities          3,223      2,992

    Cash Flows from Investing Activities:
    ------------------------------------
      Proceeds from Sales and Maturities of Investment Securities:
       Available for sale                                           49,058     53,578
       Held to maturity                                              1,685        872
      Purchase of Investment Securities:
       Available for sale                                          (39,230)   (46,902)
       Held to maturity                                             (1,826)    (2,162)
      Proceeds from Sales of ORE                                       121        151
      Purchase of Equipment                                           (724)       (86)
      Net (Increase) Decrease in Loans                             (13,177)    (6,824)
                                                                  ---------  ---------
           Net Cash (Used) by Investing Activities                  (4,093)    (1,373)

    Cash Flows from Financing Activities:
    ------------------------------------
      Dividends Paid                                                  (281)      (238)
      Net Increase (Decrease) in Noninterest Bearing Demand
       Deposits                                                     (5,453)     4,229
      Net Increase (Decrease) in Interest-Bearing Deposits              40      6,791
      Net Increase (Decrease) in Securities Sold Under
        Repurchase Agreements                                          308       (633)
      Purchase of Treasury Stock                                         0         (2)
      Sale of Treasury Stock                                             0         16
                                                                  ---------  ---------
           Net Cash Provided by Financing Activities                (5,386)    10,163
                                                                  ---------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents            (6,256)    11,782
    Cash and Cash Equivalents at Beginning of Period                27,856     21,696
                                                                  ---------  ---------
    Cash and Cash Equivalents at End of Period                     $21,600    $33,478
                                                                  =========  =========
    Cash Payments:  Interest                                        $5,232     $4,661
                                                                  =========  =========
                    Income Taxes                                    $1,375     $1,375
                                                                  =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                            June 30, 1999



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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At June 30, 1999, the fair market value of securities available for sale was $928,000 less than amortized cost and at December 31, 1998, the fair market value was $589,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the
amortization of premiums and accretion of discount.   The amortized cost and
estimated market value of securities held to maturity at June 30, 1999 and December 31, 1998, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                       -----  ----------   ----------  --------

June 30, 1999        18,332      202         225       18,309
December 31, 1998    18,191      647          67       18,771


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                               June 30, 1999                June 30, 1998
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $224          $224           $486          $486
Current-period Change         (837)         (837)           (21)          (21)
                           --------      ---------      --------      --------
Ending Balance               ($613)        ($613)          $465          $465
                           ========      =========      ========      ========


                               Six Months Ended            Six Months Ended
                                June 30, 1999               June 30, 1998
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $389          $389           $269          $269
Current-period Change       (1,002)       (1,002)           196           196
                           --------      ---------      --------      --------
Ending Balance               ($613)        ($613)          $465          $465
                           ========      =========      ========      ========


5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the second quarter, 1999, and 1998, were 280,583 and 280,578 respectively, and for the first six months of 1999 and 1998, were 280,583 and 280,556 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                            Three Months Ended      Six Months Ended
                                          ----------------------  ---------------------
                                           June 30      June 30    June 30     June 30
                                             1999         1998       1999        1998
                                          ---------    ---------  ---------  ----------
  Interest income                           $5,651       $5,402    $11,318     $10,665
  Interest expense                           2,550        2,383      5,119       4,708
                                          ---------    ---------  ---------   ---------
    Net interest income                      3,101        3,019      6,199       5,957
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      3,101        3,019      6,199       5,957
  Noninterest income                           683          657      1,391       1,259
  Noninterest expense                        1,720        1,685      3,421       3,258
                                          ---------  -----------  ---------  ----------
    Income before taxes                      2,064        1,991      4,169       3,958
  Income tax expense                           652          625      1,318       1,244
                                          ---------  -----------  ---------  ----------
    Net income                              $1,412       $1,366     $2,851      $2,714
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $5.03        $4.87     $10.16       $9.67
  Dividends declared per share               $1.00        $0.85      $1.00       $0.85
  Average shares outstanding                 280.6        280.6      280.6       280.6
  Book value per share                     $134.30      $122.48    $134.30     $122.48

  Selected Quarter End Balances:
  Loans                                   $l53,390     $143,436
  Deposits                                 274,958      259,203
  Debt                                      10,241       10,176
  Equity                                    37,683       34,372
  Total Assets                             324,818      305,576

  Selected Average Balances:
  Loans                                    150,438      142,300    146,598     140,165
  Deposits                                 283,112      256,841    284,452     252,953
  Debt                                       9,670       10,279      9,898      10,483
  Equity                                    37,799       33,431     37,320      32,766
  Total Assets                             332,669      302,362    333,659     297,835

  Selected Ratios (%)
  Return on average assets                    1.70%        1.81%      1.72%       1.84%
  Return on average equity                   14.98%       16.39%     15.41%      16.70%
  Net interest margin (taxable equivalent)    4.08%        4.39%      4.09%       4.42%
  Tier 1 risk-based capital                  20.86%       19.84%
  Total risk based capital                   22.12%       21.11%
  Tier 1 Leverage                            10.67%       10.18%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's second quarter 1999 net income totaled $1,412 thousand, ($5.03 per share) up 3 percent from $1,366 thousand ($4.87 per share) in the second quarter, 1998. For the first six months of 1999, net income was $2,851 thousand ($10.16 per share) up 5 percent from $2,714 thousand ($9.67 per share) in the first half of 1998.

     The return on average assets was 1.70 percent for the second quarter, 1999, a decrease of 6 percent from the second quarter, 1998 of 1.81 percent. The return on average assets was 1.72 percent for the first six months of 1999, a 5 percent decrease from 1.84 percent for the same period last year.

     The return on average equity was 14.98 percent for the second quarter, 1999, a decrease of 9 percent from the second quarter, 1998 of 16.39 percent. The return on average equity was 15.41 percent for the first six months of 1999, a decrease of 8 percent from 16.70 percent in the prior year.

     The 1999 second quarter earnings benefitted from a 3 percent increase in net interest income and a 4 percent increase in noninterest income while being detrimented by a 2 percent increase in noninterest expense when compared to the 1998 second quarter. The first six months of 1999 earnings benefitted from a 4 percent increase in net interest income over the prior year period and a 10 percent increase in noninterest income while being detrimented by 5 percent increase in noninterest expense.

     Total assets at June 30, 1999 increased to 324,818 thousand, up 6 percent from a year ago while decreasing 1 percent from December 31, 1998.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                             Second Quarter          Six Months
                                          --------------------  --------------------
                                             1999       1998       1999       1998
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $5,651     $5,402    $11,318    $10,665
    Total Interest Expense                   2,550      2,383      5,119      4,703
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      3,101      3,019      6,199      5,957
    Taxable-Equivalent Adjustment
      to Interest Income                        83         85        169        166
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $3,184     $3,104     $6,368     $6,183
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $312,865   $283,584   $313,807   $279,317
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $246,547   $222,449   $246,992   $220,329
      Interest-Free Funds                   66,318     61,135     66,815     58,988
                                          ---------  ---------  ---------  ---------
    Total Investable Funds                $312,865   $283,584   $313,807   $279,317
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.35%      7.76%      7.38%      7.82%
      Interest-Bearing Liabilities            4.15%      4.30%      4.18%      4.31%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.20%      3.46%      3.20%      3.51%
    Contribution of Interest-Free Funds       0.88%      0.93%      0.89%      0.91%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.08%      4.39%      4.09%      4.42%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a positive $23 thousand for the second quarter, 1999, and $309 thousand positive for the first six months, 1999, as compared to a positive $588 thousand for the second quarter, 1998, and a positive $591 thousand for the first six months of 1998.

   Net Interest Income

     The Company's net interest income for the 1999 second quarter was $3,101 thousand, an increase of 3 percent over $3,019 thousand in the 1998 second quarter, and an increase of less than 1 percent over $3,097 thousand in the first quarter, 1999. Net interest income for the first half of 1999 was $6,199 thousand, an increase of 4 percent over the first half, 1998 of $5,957 thousand. Increases in loan and deposit volume have contributed to the increase in net interest income for both periods of 1999 over 1998.

    Average Interest-Earning Assets

     Average interest-earning assets were $312,865 thousand for the 1999 second quarter, $29,281 thousand higher than the 1998 second quarter, an increase of 10 percent. For the first half of 1999, interest-earning assets averaged $313,807 thousand, an increase of 12 percent over the prior year of $279,317 thousand. Average loans increased by $8,138 thousand, during the second quarter, 1999, over the prior year, and by $6,433 thousand in the first half, 1999 over the first half, 1998. Average investment securities increased by $14,327 thousand during the second quarter, 1999 over the prior year and by $22,114 thousand during the first six months, 1999 over 1998. During the second quarter, 1999, average Federal funds sold increased by $3,473 thousand over the prior year and increased by $5,726 thousand in the first half, 1999 over the prior year period. Average interest bearing balances due from banks increased by $234 thousand in the second quarter, 1999 over the same period last year and increased by $97 thousand in the first half, 1999 over the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1999 second quarter were $246,547 thousand, compared to $222,449 thousand for the same period last year, an 11 percent increase, and were $246,992 thousand for the first half of 1999 as compared to $220,329 thousand for the prior year, a 12 percent increase. Average time deposits for the 1999 second quarter were $143,947, an increase of $18,817 thousand over the same period last year, an increase of 15 percent, and average time deposits for the first half, 1999 were $143,087 thousand as compared to $125,098 thousand in the prior year, an increase of 14 percent. Average savings and interest-bearing demand deposits for the 1999 second quarter were $92,930 thousand, an increase of $5,890 thousand or 7 percent over the same period last year, and were $94,007 thousand in the first half, 1999 as compared to $84,748 in the prior year, an increase of 9 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.08 percent in the second quarter of 1999, a decrease of 31 basis points from 4.39 percent in the same period last year and was 4.09 percent in the first half, 1999 as compared to the prior year of 4.42 percent. The major contributing factors for the decreases have been the increased competitive banking market for loans and deposits causing decreased rates on loans with deposit rates having declined at a much slower rate.

     Management expects that the net yield on earning assets will remain constant or increase slightly during the balance of 1999.


PROVISION FOR LOAN LOSSES

     The Company has made no provision for loan losses in 1999 or 1998. Management does not anticipate any provision for loan losses during 1999.
A discussion of the Company's loan portfolio, net charge-off and recoveries, and allowances for loan losses appears on pages 15-18.

OTHER INCOME
                                                                    First
                                           Second Quarter         Six Months
                                        -------------------  -------------------
                                           1999      1998       1999      1998
    (in thousands)                      ========= =========  ========= =========

    Service Charges                         $446      $416       $885      $798
    Insurance Commissions                     51        57         91       105
    Other Operating Income                   186       184        415       356
                                        --------- ---------  --------- ---------
         Total Other Income                 $683      $657     $1,391    $1,259
                                        ========= =========  ========= =========

     Other income for the 1999 second quarter was $683 thousand, up $26 thousand from the same period last year. For the first six months of 1999, other income was $1,391 thousand, an increase of $132 thousand over the same period last year.

     The increases in other income for both periods of 1999 over 1998 have resulted primarily from volume increases.

OPERATING EXPENSES
                                                                    First
                                           Second Quarter         Six Months
                                        -------------------  -------------------
                                           1999      1998       1999      1998
    (in thousands)                      ========= =========  ========= =========

    Salaries and Employee Benefits          $863      $822     $1,755    $1,641
    Occupancy Expense                        121       118        237       223
    Furniture and Equipment Expense           68        72        137       146
    Amortization of Intangibles               67        67        134       134
    Other Amortization                        15        11         21        21
    Capital Stock Taxes                      121       106        241       212
    Stationery, Supplies & Printing           72        49        125       110
    Other Operating Expenses                 393       440        771       771
                                        --------- ---------  --------- ---------
         Total Operating Expenses         $1,720    $1,685     $3,421    $3,258
                                        ========= =========  ========= =========

     Operating expenses for the 1999 second quarter were $1,720 thousand, up from $1,685 thousand in the 1998 second quarter, an increase of $35 thousand. Operating expenses for the first six months of 1999 were $3,421 thousand, an increase of $163 thousand from $3,258 thousand in the comparable period last year. The increases in operating expenses in the second quarter and for the first six months, 1999 as compared to the same periods in the prior year were due primarily to volume increases and inflation.

     Salaries and employee benefits in the 1999 second quarter were $863 thousand, compared to $822 thousand in the same period last year. Salaries and employee benefits in the 1999 first six months were $1,755 thousand as compared to $1,641 thousand in the same period last year. The increases for both periods in 1999 over 1998 were attributable to salary and staffing increases.

     Combined occupancy expense and furniture and equipment expense for the 1999 second quarter were $189 thousand as compared to $190 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1999 first six months were $374 thousand as compared to $369 thousand for the same period last year. The small increases in both 1999 periods has been due primarily to volume changes and inflation.

     Of the other operating expense categories shown, the increases in other amortization for the first three months of 1999 over 1998 was attributable to amortization of the new computer software. The increases in capital stock taxes are due to increase in stockholders' equity and increased earnings in 1999 over 1998.


INCOME TAXES

     In the 1999 second quarter, the Company recorded income tax expense of $652 thousand, compared to $625 thousand for the same period last year. In the 1999 first six months, income tax expense was $1,318 thousand as compared to $1,244 thousand in the same period last year.

     The effective tax rate was 31.6% for the 1999 second quarter as compared to 31.4% for the same period last year. The effective tax rate was 31.6% for the first six months of 1999, as compared to 31.4% for the same period last year. The slightly higher effective tax rate in both periods of 1999, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not anticipate any impact by this FAS upon its financial statements because it does not currently hold any derivative contracts or engage in any hedging activities and does not anticipate engaging in any such activities.

     In October of 1998, the Financial Accounting Standards Board (FASB) issued FAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, effective the first fiscal quarter beginning after December 15, 1998. On the date this Statement is applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially applied, to hold those investments. The Company has not been impacted by this Statement because it does not engage in mortgage banking activities.

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

    The EDP Steering Committee researched the need to upgrade the Bank's "Mainframe" computer and software and made recommendations to the Board of Directors, which approved the acquisition. The installation of the new computer system was completed in the fourth quarter, 1998. The software was warranted as "Year 2000 Compliant." Formal testing procedures in accordance with the vendor's instructions have been concluded. All personal computers in service by the Bank have been tested, and necessary upgrades have been ordered, installed and tested. The Bank has expended approximately $500 thousand in complying with its "Year 2000 Policy" and anticipates that additional expenditures will not exceed $30 thousand.

     In accordance with the Bank's "Year 2000 Policy," all computer systems and electronic date sensitive devices were tested by the end of the first quarter, 1999. The Bank did not receive test results until early in the second quarter, 1999. The Bank accomplished its goals relating to it's electronic date sensitive devices with the receipt of its test results.

     Due to concern by banking regulators regarding the risk to the Bank from effects to larger loan and deposit customers, service providers, vendors and other sources, if their computer systems fail due to not being year 2000 com-pliant, the Bank created a year 2000 task force to assess these risks. The Bank has contacted its larger commercial accounts, both loan and deposit customers, regarding the capacity of their computer systems to meet year
2000 compliance and is currently evaluating service providers, vendors and is attempting to identify other sources which may provide an operating or financial risk to the Bank.

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $153,390 thousand at June 30, 1999 as compared to $140,320 thousand at December 31, 1998 and $143,436 thousand at June 30, 1998. The increase in loans has been due to increased loan demand.

     The following table sets forth the loan classifications at June 30, 1999, December 31, 1998 and June 30, 1998:
                                               --------------------------------
                                                June 30,   Dec. 31,   June 30,
     (in thousands)                                1999       1998       1998
                                               ---------  ---------  ---------
    Commercial, Financial & Agricultural Loans  $39,334    $36,995    $39,563
    Construction Loans Secured by Real Estate     5,744      4,868      4,511
    Other Loans Secured by Real Estate           82,494     72,390     73,690
    Held for Sale                                 1,208      1,275      1,437
    Installment and Single Payment Loans         24,483     24,214     23,681
    Other Loans                                     348        876        830
                                               ---------  ---------  ---------
        Total Loans                             153,611    140,618    143,712
    Less Unearned Discount                          221        298        276
                                               ---------  ---------  ---------
        Total Loans net of Unearned Discount   $153,390   $140,320   $143,436
                                               =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at June 30, 1999, December 31, 1998 and June 30, 1998:

                                             ----------------------------
                                             June 30,  Dec. 31,  June 30,
                                                1999     1998     1998
    (in thousands)                           --------- -------- ---------

    Non-Accrual (Impaired-Cash Basis) Loans     $470      $ 85      $269
    Past-Due Loans                             1,079       914     1,459
    Restructured Loans                             0         0         0
                                              -------   -------   -------
        Total Non-performing Loans             1,549       999     1,728
    Other Real Estate Owned                      183       116       328
                                              -------   -------   -------
        Total Non-performing Assets           $1,732    $1,115    $2,056
                                              =======   =======   =======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of June 30, 1999 these loans totaled $320 thousand as compared to $33 thousand a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.31% of total loans at June 30, 1999 and 0.19% of total loans at June 30, 1998. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $12,000 for the quarter ended June 30, 1999 as compared to $8,000 for the quarter ended June 30, 1998 and $18,000 for the six months ended June 30, 1999 and 1998. Interest income included cash basis interest of $3,000 in the second quarter, 1999 as compared to $4,000 in the second quarter, 1998 and $86,000 in the first six months, 1999 as compared to $13,000 in the first six months, 1998. Cash basis interest provided increases of 1 basis point in the yield on average loans in the second quarter, 1999 as compared to 1 basis point in the second quarter, 1998 and increases of 23 basis points in the first six months, 1999 as compared to 2 basis points in the first six months, 1998. Interest income for both periods, 1999 and 1998 did not include any interest on restructured loans.

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

     Other real estate owned normally represents properties acquired as loan satisfactions which are recorded at the lower of the investment in the loan with respect to which the assets were acquired, or the fair value of each property, with the initial write-downs charged to the reserve for loan losses. Subsequent write-downs of such properties are reflected as such on the income statement and gains and losses on disposal are accordingly reflected on the income statement. Other real estate currently includes former branch located at 6601 Youree
Drive, Shreveport, Louisiana which was closed June 28, 1999. The former branch was capitalized at its depreciated value of $154 thousand.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three month and six month periods ended June 30, 1999, and 1998.


                                                Second Quarter      First Six Months
                                              -------------------   ------------------
                                                 1999      1998        1999     1998
    (in thousands)                            ========= =========   ========= ========

    Balance at Beginning of Period              $3,381    $3,576      $3,392  $3,603

    Charge-Offs
      Commercial, Financial and Agricultural        27        20          32       20
      Real Estate - Construction                     0        23           0       23
      Real Estate - Mortgage                        64         7          64       17
      Installment Loans to Individuals              69        90         150      137
                                              --------- ---------   ------------------
         Total                                     160       140         246      197
                                              --------- ---------   ------------------

    Recoveries
      Commercial Financial and Agricultural         64         0          97        0
      Real Estate - Construction                     9         0           9        0
      Real Estate - Mortgage                         3        61          25       71
      Installment Loans to Individuals               8        14          28       34
                                              --------- ---------   ------------------
         Total                                      84        75         159      105
                                              --------- ---------   ------------------
    Net Recoveries (Charge-Offs)                   (76)      (65)        (87)     (92)
    Additions Charged to Operations                  0         0           0        0
                                              --------- ---------   ------------------
    Balance at End of Period                    $3,305    $3,511      $3,305   $3,511
                                              ========= =========   ==================

     The following table reflects the allowance coverage ratios at June 30, 1999, December 31, 1998 and June 30, 1998.

                                            June 30,   Dec 31,    June 30,
  For the Quarter Ended:                      1999      1998        1998
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         2.15%     2.41%       2.45%
    Average Loans                               2.20%     2.39%       2.47%
    Non-performing Loans                      213.36%   339.54%     203.18%
    Non-performing Assets                     190.82%   304.22%     170.77%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                         0.19%     0.40%       0.18%
    Average Loans                               0.20%     0.40%       0.18%
    Allowance for Loan Losses                   9.22%    16.96%       7.43%

     Management deems its allowance for loan losses at June 30, 1999, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at June 30, 1999, was $37,683 thousand, up from $36,114 thousand at December 31, 1998 and $34,372 thousand at June 30, 1998. Stockholders' equity at June 30, 1999, reflects impact of $465 thousand of negative accumulated other comprehensive income.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At June 30, 1999, the Company's Tier 1 Capital to risk-weighted assets ratio was 20.86% and the Total Capital to risk-weighted assets ratio was 22.12%.

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

                                Capital and Ratios

                                          June 30,    Dec 31,   June 30,
                                            1999       1998       1998
    (in thousands), except ratios        ---------  ---------  ---------

     Tier 1 Capital
       Common Stockholders' Equity         $35,148    $32,445    $30,493
     Tier 2 Capital
       Reserve for Possible Loan Losses      2,121      1,982      1,937
                                          ---------  ---------  ---------
          Total Qualifying Capital         $37,269    $34,427    $32,430
                                          =========  =========  =========

     Risk Weighted Assets                 $168,458   $157,182   $151,011
                                          =========  =========  =========

     Tier 1 Capital Ratio                    20.86%     20.64%     20.19%
     Total Capital Ratio                     22.12%     21.90%     21.48%
     Tier 1 Leverage Ratio                   10.67%     10.12%     10.20%



    Common Stock Dividends

     For the second quarters of 1999 and 1998, the Board of Directors of the Company declared dividends of $1.00 and $.85 per share respectively. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 53.14% during the 1999 second quarter and 55.40% during the 1998 second quarter. Cash on hand and due from banks averaged $17,856 thousand in the 1999 second quarter and $17,499 thousand in the 1998 second quarter. Federal Funds sold averaged $27,934 thousand in the 1999 second quarter and $21,461 thousand in the 1998 second quarter.

     At June 30, 1999, investment securities at amortized cost, totalled $141,886 thousand, of which $53,854 thousand or 38% mature or reprice within one year, $63,439 thousand or 45% mature or reprice within two to five years, and $24,593 thousand or 17% mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

     Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.04% for the highest rated banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assess-ment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposit Insurance Funds Act of 1996 ("Funds") reduced the rates to 0.0% for the healthiest banks to 0.27% for the weakest Oakar SAIF banks. Also, effective October 1, 1996, under the Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Ace also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF were at the annuaL rate of 0..116% and 0.580% under SAIF for the second quarter, 1999. Minden Bank has $41,092,307 of deposits in 1999 insured under SAIF as the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank, and the 1997 acquisition of First Federal Savings Bank.

                                        MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                        Three Months Ended June 30, 1999 and 1998
                                                            (Thousands)

                                                          1999                             1998
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $6,280      $70         4.47%    $6,046      $79         5.24%
     Federal Funds Sold                         27,934      325         4.67%    21,461      286         5.35%
     Investment Securities <F4>                126,610    1,880         5.96%   112,283    1,753         6.26%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,603       22         5.50%     1,494       24         6.58%
     Loans                                     150,438    3,437         9.16%   142,300    3,345         9.43%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets <F4>                312,865   $5,734         7.35%   283,584   $5,487         7.76%

     Allowance for Loan Losses                  (3,396)                          (3,586)
     Cash and Due from Banks                    11,576                           11,453
     Other Assets <F4>                          11,610                           10,911
                                              ---------                        ---------
          Total Assets                        $332,655                         $302,362
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $92,930      663         2.86%   $87,040     $633         2.92%
     Time Deposits                             143,947    1,772         4.94%   125,130    1,628         5.22%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   236,877    2,435         4.12%   212,170    2,261         4.27%

     Securities Sold Under
       Repurchase Agreements                     9,670      115         4.77%    10,279      122         4.76%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                246,547   $2,550         4.15%   222,449   $2,383         4.30%


     Demand Deposits                            46,235                           44,671
     Other Liabilities                           2,040                            1,811
                                              ---------                        ---------
          Total Liabilities                    294,822                          268,931
                                              ---------                        ---------

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity                37,833                           33,431
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity <F4>         $332,655                         $302,362
                                              =========                        =========

     SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.20%                            3.46%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS <F4>             $3,184         4.08%             $3,104         4.39%
                                                        ======== ============            ======== ============

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                         Six Months Ended June 30, 1999 and 1998
                                                            (Thousands)

                                                          1999                             1998
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $5,746     $137         4.81%    $5,649     $161         5.75%
     Federal Funds Sold                         24,649      567         4.64%    18,923      504         5.37%
     Investment Securities <F5>                135,244    3,964         5.91%   113,130    3,529         6.29%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,570       44         5.65%     1,450       43         6.00%
     Loans                                     146,598    6,776         9.32%   140,165    6,594         9.49%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets                     313,807  $11,488         7.38%   279,317  $10,831         7.82%

     Allowance for Loan Losses                  (3,404)                          (3,587)
     Cash and Due from Banks                    11,558                           11,322
     Other Assets <F5>                          11,494                           10,783
                                              ---------                        ---------
          Total Assets                        $333,455                         $297,835
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $94,007   $1,340         2.87%   $84,748   $1,218         2.90%
     Time Deposits                             143,087    3,544         4.99%   125,098    3,250         5.24%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   237,094    4,884         4.15%   209,846    4,468         4.29%
     Securities Sold Under
       Repurchase Agreements                     9,898      236         4.81%    10,483      240         4.62%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                246,992   $5,120         4.18%   220,329   $4,708         4.31%


     Demand Deposits                            47,358                           43,107
     Other Liabilities                           1,940                            1,633
                                              ---------                        ---------
          Total Liabilities                    296,290                          265,069
                                              ---------                        ---------

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity <F5>           37,165                           32,766
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity              $333,455                         $297,835
                                              =========                        =========
     SPREAD ON INTEREST-BEARING FUNDS                                   3.20%                            3.51%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS                  $6,368         4.09%             $6,123         4.42%
                                                        ======== ============            ======== ============

<F5>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following four items were submitted to a vote at the Annual Meeting of Shareholders held on April 13, 1999.

     (a)  Election of Directors

     The following fourteen (12) directors were elected to serve until the 2000 Annual Meeting.

     R. Thad Andress          James D. Madden
     Don L. Brice             Harry E. McInnis, Jr.
     Dr. Edward D. Brown      John W. Montgomery
     Jack E. Byrd, Jr.        Joe E. Ratcliff
     Dr. Gary G. Daniel       R. E. Woodard, III
     Hal K. Jackson           Douglas Madden

     There were 216,339 votes cast for the election of all directors with no more than 363 votes being cast against or abstaining on any director.

     (b) The appointment of Heard, McElroy & Vestal as independent auditors for the Company and its subsidiary for the year ending December 31, 1998, was ratified by the following vote:

               FOR       216,232
               AGAINST       101
               ABSTAIN         6

ITEM 5.  OTHER INFORMATION

     On July 16, 1999, the Company entered into a definitive agreement with Regions Financial Corporation (Regions) which provides for the merger of the Company into Regions. Regions and the Company issued a joint press release on July 16, 1999 which describes the terms of the proposed merger. The press release is included in its entirety at Exhibit 99 of this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                 11 Computation of earnings per share

                 (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
                 Management's Discussion and Analysis)


             (1) 99 Other Exhibits(Part II)
                 Press Release issued jointly by Regions Financial Corporation and Minden Bancshares, Inc. on July 18, 1999 concerning proposed merger

             (2) 27 Financial Data Schedule(Part I)


     (b)  Reports on Form 8-K

          None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



August 12, 1999         BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


August 12, 1999         BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer



                     (1) Press Release



                            EXHIBIT 99

July 16, 1999

REGIONS AND MINDEN BANCSHARES TO MERGE

Regions Financial Corporation and Minden Bancshares, Inc. of Minden, Louisiana, jointly announced that a definitive agreement has been reached that provides for the merger of Minden Bancshares into Regions.

Under the terms of the agreement, Regions would exchange 8.0 shares of its common stock for each share of Minden Bancshares' common stock. Based on Regions' closing stock price of $36.78 on July 15, 1999, the transaction would be valued at approximately $86.5 million, including outstanding stock options. The merger, which is anticipated to be accounted for as a purchase, is expected to be consummated during the fourth quarter of 1999, pending approval of Minden Bancshares' stockholders and regulatory authorities, completion of due diligence and other customary conditions of closing. The transaction is expected to be a tax-free reorganization for federal income tax purposes.

Regions expects to repurchase the 2.3 million shares of its common stock that would be issued in connection with this transaction. Such repurchases will be made in the open market from time to time, depending on market conditions.

Minden Bancshares' wholly owned banking subsidiary, Minden Bank & Trust Company, operates seven offices in Minden, Shreveport and Sarepta in northwestern Louisiana. At March 31, 1999, Minden Bancshares reported total assets of $332 million, deposits of $283 million and stockholders' equity of $37.4 million.
In 1998 Minden Bancshares reported a return on assets of 1.85%, with a return on stockholders' equity of 16.85%, based on an 11.00% equity to assets ratio.

Carl E. Jones, Jr., president and chief executive officer of Regions, stated, "We are very pleased to expand our northwestern Louisiana franchise through affiliation with Minden Bancshares. Minden Bank & Trust Company is a high-performing bank and has experienced excellent growth. We look forward to serving the customers of this fine bank and to working with its directors, officers, employees and stockholders."

Harry E. McInnis, Jr., chairman of the board of Minden Bancshares, said, "We are very excited about our proposed affiliation with Regions Financial Corporation, which is one of the strongest and most respected banking companies in the country. Regions is a super-community banking organization that has an outstanding record of' achievement. I am confident that our customers, staff and stockholders will benefit from the affiliation with Regions."

Jack E. Byrd, Jr., president and chief executive officer of Minden Bancshares, said, "We are extremely pleased to affiliate with Regions Financial. I know our customers, employees and stockholders will benefit from affiliation with a strong, major southern financial institution like Regions. Our customers can look forward to an expanded product line, increased convenience and additional services."

Regions Financial Corporation is a bank holding company providing banking services from 731 offices in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina, Tennessee and Texas. Regions also provides banking-related services in the fields of mortgage banking, insurance, securities brokerage and mutual funds. Regions' common stock is traded in the Nasdaq National Market System under the symbol RGBK.

For additional information, visit Regions' Web site at http://www.regionsbank. com or contact: Ronald C. Jackson, Senior Vice President and Director of Investor Relations, Regions Financial Corporation, Telephone 205/326-7374.



			 (2) Financial Data Schedule



                             EXHIBIT 27