Form 10QSB
period 1999-09-30
MINDEN BANCSHARES INC
filed 1999-11-15
CIK 889553

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




                             FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED SEPTEMBER 30, 1999

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

                  280,583 as of October 29, 1999

     Transitional Small Business Disclosure Format (Check one):
         Yes              No  X


                         Page 1 of 30 Pages
                         Exhibit Index - 27


                             FORM 10-QSB


                                INDEX

PART I                                                    Page

Item 1.  Financial Statements - Minden Bancshares,
         Inc. and Subsidiary

               Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998     4

               Consolidated Statements of Income for
               the Three Months and Nine Months
               Ended September 30, 1999 and 1998            5

               Consolidated Statements of Comprehensive
               Income for the Three Months and Nine
               Months Ended September 30, 1999 and 1998     6

               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30,
               1999, and 1998                               7

               Notes to Consolidated Financial           8-10
               Statements

Item 2.  Management's Discussion and Analysis           11-26

PART II

Item 4.  Submission of Matters to a Vote
         of Security Holders                               27

Item 5.  Other Information                                 27

Item 6.  Exhibits and Reports on Form 8-K                  28


                     PART I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

                             MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                          (UNAUDITED)
                                                                September   December
                                                                   1999       1998
                                                                 --------   --------
                            ASSETS
    -------------------------------------------(in thousands, except per share data)
    Cash and Cash Equivalents:
      Cash and Due From Banks                                     $13,100    $15,856
      Federal Funds Sold                                           17,000     12,000
                                                                 ---------  ---------
            Total                                                  30,100     27,856
                                                                 ---------  ---------
    Securities:
      Held to Maturity                                             18,429     18,191
      Available for Sale                                          117,086    132,437
                                                                 ---------  ---------
           Total                                                  135,515    150,628
                                                                 ---------  ---------
    Federal Reserve Bank and Federal Home Loan Bank Stock           1,630      1,533
    Loans, Less Allowance for Loan Losses of $2,906 and $3,392    147,467    136,928
    Accrued Interest Receivable                                     2,930      2,595
    Bank Premises and Equipment                                     4,707      4,167
    Real Estate Owned Other Than Bank Premises                        336        116
    Intangible assets                                               3,079      3,281
    Other Assets                                                    1,499      1,271
                                                                 ---------  ---------
    Total Assets                                                 $327,263   $328,375
                                                                 =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------------------------
    Liabilities:
    -----------
      Deposits:
         Noninterest Bearing                                      $46,439    $47,603
         Interest Bearing                                         230,346    232,768
                                                                 ---------  ---------
           Total Deposits                                         276,785    280,371

      Securities Sold Under Repurchase Agreement                    9,388      9,933
      Accrued Interest Payable                                      1,110      1,227
      Other Liabilities                                             1,079        730
                                                                 ---------  ---------
           Total Liabilities                                      288,362    292,261
                                                                 ---------  ---------
    Stockholders' Equity:
    --------------------
      Common Stock, par value $2.50 per share; 500,000
         shares authorized; 309,816 shares issued;
         280,583 and 280,583 shares outstanding                       775        775
      Additional Paid-In Capital                                   11,214     11,214
      Undivided Profits                                            28,898     25,038
      Accumulated Other Comprehensive Income                         (684)       389

      Treasury Stock-At Cost                                       (1,302)    (1,302)
                                                                 ---------  ---------
           Total Stockholders' Equity                              38,901     36,114
                                                                 ---------  ---------
    Total Liabilities and Stockholders' Equity                   $327,263   $328,375
                                                                 =========  =========
    See accompanying notes.

                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)
                                                             Three Months        Nine Months
                                                          Ended September 30  Ended September 30
                                                          ==================  ==================
                                                            1999      1998      1999      1998
                                                          --------  --------  --------  --------
    Interest Income:                                       (in thousands, except per share data)
    ---------------
      Interest and Fees on Loans                           $3,551    $3,439   $10,327    $10,033
      Securities:
         Held to Maturity (non-taxable)                       226       229       662        660
         Available for Sale                                 1,717     1,442     5,076      4,375
      Federal Funds Sold                                      174       352       741        855
      Federal Reserve Stock and Other                          23        23        67         66
      Interest-Bearing Balances with Banks                     61        93       197        254
                                                          --------  --------  --------  ---------
           Total Interest Income                            5,752     5,578    17,070     16,243
                                                          --------  --------  --------  ---------
    Interest Expense:
    ----------------
      Savings and Interest-Bearing Demand Deposits            657       631     1,997      1,849
      Time Deposits                                         1,709     1,670     5,253      4,920
      Securities Sold Under Repurchase Agreement and Other    117       134       353        374
                                                          --------  --------  --------  ---------
           Total Interest Expense                           2,483     2,435     7,603      7,143
                                                          --------  --------  --------  ---------
           Net Interest Income                              3,269     3,143     9,467      9,100
      Provision for Loan Losses                                 0         0         0          0
                                                          --------  --------  --------  ---------
           Net Interest Income After
           Provision for Loan Losses                        3,269     3,143     9,467      9,100
                                                          --------  --------  --------  ---------
    Other Income:
    ------------
      Service Charges                                         586       419     1,471      1,218
      Insurance Commissions                                    39        72       129        177
      Mortgage Loan Origination and Related Fees              102        86       303        202
      Other Operating Income                                  117       103       332        344
                                                          --------  --------  --------  ---------
            Total Other Income                                844       680     2,235      1,941
                                                          --------  --------  --------  ---------
    Operating Expenses:
    ------------------
      Salaries and Employee Benefits                          883       825     2,637      2,466
      Occupancy Expense                                       124       113       361        336
      Furniture and Equipment Expense                          73        64       209        210
      Amortization of Intangibles                              67        67       201        201
      Other Amortization                                       17        11        45         32
      Capital Stock Taxes                                     121       106       362        319
      Stationery, Supplies & Printing                          80        44       205        154
      Merger Related Expenses                                 294         0       294          0
      Other Operating Expenses                                427       426     1,192      1,198
                                                          --------  --------  --------  ---------
           Total Operating Expense                          2,086     1,656     5,506      4,916
                                                          --------  --------  --------  ---------
    Income Before Income Taxes                              2,027     2,167     6,196      6,125
    Income Taxes                                              738       682     2,056      1,926
                                                          --------  --------  --------  ---------
    Net Income                                             $1,289    $1,485    $4,140     $4,199
                                                          ========  ========  ========  =========
    Earnings Per Share                                      $4.59     $5.29    $14.75     $14.97
                                                          ========  ========  ========  =========
    Dividends Declared Per Share                            $0.00     $0.00     $1.00      $0.85
                                                          ========  ========  ========  =========
    See accompanying notes.

                      MINDEN BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           THREE MONTHS & NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (UNAUDITED)
                                                                 Three Months         Nine Months
                                                              Ended September 30  Ended September 30
                                                              ==================  ==================
                                                                1999      1998       1999     1998
                                                              --------  --------  --------  --------
                                                              (in thousands, except per share data)

    Net Income                                                 $1,289    $1,485    $4,140    $4,199
                                                              --------  --------  --------  --------
    Other Comprehensive Income:
      Unrealized Gains (Losses) on Securities:
        Unrealized Gains (Losses) Arising during Period          (108)      321    (1,626)      617
        Less: Reclassification Adjustment for Gains
                Arising during Period                               0         0         0         0
                                                              --------  --------  --------  --------
      Total Gains (Losses) Arising during Period                 (108)      321    (1,626)      617
      Tax (Expense) Benefit                                        37      (109)      553      (209)
                                                              --------  --------  --------  --------
    Other Comprehensive Income                                    (71)      212    (1,073)      408
                                                              --------  --------  --------  --------
    Comprehensive Income                                       $1,218    $1,697    $3,067    $4,607
                                                              ========  ========  ========  ========
    See accompanying notes

                         MINDEN BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                       (UNAUDITED)
                                                                  ====================
                                                                    1999       1998
                                                                  ---------  ---------
    Cash Flows from Operating Activities:        (in thousands, except per share data)
    ------------------------------------
      Net Income                                                    $4,140     $4,199
      Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                 430        407
         (Gain) Loss on Sale of ORE                                    (14)       (18)
         (Increase) Decrease in Accrued Interest Receivable           (335)        68
         (Increase) Decrease in Other Assets                           (76)      (345)
         Increase (Decrease) in Accrued Interest Payable              (117)        89
         Increase (Decrease) in Other Liabilities                      349        488
                                                                  ---------  ---------
           Total Adjustments                                           237        689
                                                                  ---------  ---------
           Net Cash Provided (Used) by Operating Activities          4,377      4,888

    Cash Flows from Investing Activities:
    ------------------------------------
      Proceeds from Sales and Maturities of Investment Securities:
       Available for sale                                           61,078     73,164
       Held to maturity                                              1,562      1,111
      Purchase of Investment Securities:
       Available for sale                                          (47,450)   (74,024)
       Held to maturity                                             (1,800)    (2,907)
      Proceeds from Sales of ORE                                       306        151
      Purchase of Equipment                                           (878)      (333)
      Net (Increase) Decrease in Loans                             (10,539)    (5,766)
                                                                  ---------  ---------
           Net Cash (Used) by Investing Activities                   2,279     (8,604)

    Cash Flows from Financing Activities:
    ------------------------------------
      Dividends Paid                                                  (281)      (238)
      Net Increase (Decrease) in Noninterest Bearing Demand
       Deposits                                                     (1,164)     1,686
      Net Increase (Decrease) in Interest-Bearing Deposits          (2,422)    13,011
      Net Increase (Decrease) in Securities Sold Under
        Repurchase Agreements                                         (545)       258
      Purchase of Treasury Stock                                         0         (2)
      Sale of Treasury Stock                                             0         16
                                                                  ---------  ---------
           Net Cash Provided by Financing Activities                (4,412)    14,731
                                                                  ---------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents             2,244     11,015
    Cash and Cash Equivalents at Beginning of Period                27,856     21,696
                                                                  ---------  ---------
    Cash and Cash Equivalents at End of Period                     $30,100    $32,711
                                                                  =========  =========
    Cash Payments:  Interest                                        $7,720     $7,054
                                                                  =========  =========
                    Income Taxes                                    $2,000     $2,098
                                                                  =========  =========
            See accompanying notes.

                MINDEN BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                             (Unaudited)

                         September 30, 1999



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

     Debt securities available for sale are carried at fair market value by means of valuation account in accordance with SFAS 115. At September 30, the fair market value of securities available for sale was $1,036,000 less than amortized cost and at December 31, 1998, the fair market value was $589,000 more than amortized cost.

     Debt securities held to maturity are carried at cost, adjusted for the
amortization of premiums and accretion of discount.   The amortized cost and
estimated market value of securities held to maturity at September 30, 1999 and December 31, 1998, are as follows:


                          Securities Held to Maturity
                          ---------------------------

                              Gross        Gross     Estimated
                      Book   Unrealized   Unrealized   Market
                      Value    Gains        Losses      Value
                       -----  ----------   ----------  --------

September 30, 1999   18,429      153         322       18,260
December 31, 1998    18,191      647          67       18,771


4.  Accumulated Other Comprehensive Income

                             Three Months Ended           Three Months Ended
                             September 30, 1999           September 30, 1998
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance            ($613)        ($613)          $465          $465
Current-period Change          (71)          (71)           212           212
                           --------      ---------      --------      --------
Ending Balance               ($684)        ($684)          $677          $677
                           ========      =========      ========      ========


                              Nine Months Ended           Nine Months Ended
                             September 30, 1999           September 30, 1998
                           -----------------------     -----------------------
                                       Accumulated                  Accumulated
                         Unrealized       Other       Unrealized       Other
                       Gains (Losses) Comprehensive Gains (Losses) Comprehensive
                        on Securities     Income     on Securities     Income
                           --------      ---------      --------       -------
Beginning Balance             $389          $389           $269          $269
Current-period Change       (1,073)       (1,073)           408           408
                           --------      ---------      --------      --------
Ending Balance               ($684)        ($684)          $677          $677
                           ========      =========      ========      ========


5.  Earnings per Common Share

     The earnings per common share are computed by dividing the net income for the interim periods by the weighted average number of common shares outstanding. The weighted average number of shares outstanding in the third quarter, 1999, and 1998, were 280,583 and 280,645 respectively, and for the first nine months of 1999 and 1998, were 280,583 and 280,586 respectively.

              PART I - Financial Information Continued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               MINDEN BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     CONSOLIDATED INCOME SUMMARY
                     AND SELECTED FINANCIAL DATA
           (in thousands, except per share and ratio data)

                                            Three Months Ended      Nine Months Ended
                                          ----------------------  ---------------------
                                           Sept 30      Sept 30    Sept 30     Sept 30
                                             1999         1998       1999        1998
                                          ---------    ---------  ---------  ----------
  Interest income                           $5,752       $5,578    $17,070     $16,243
  Interest expense                           2,483        2,435      7,603       7,143
                                          ---------    ---------  ---------   ---------
    Net interest income                      3,269        3,143      9,467       9,100
  Provision for possible loan losses             0            0          0           0
                                          ---------  -----------  ---------  ----------
    Net interest income after provision      3,269        3,143      9,467       9,100
  Noninterest income                           844          680      2,235       1,941
  Noninterest expense                        2,086        1,656      5,506       4,916
                                          ---------  -----------  ---------  ----------
    Income before taxes                      2,027        2,167      6,196       6,125
  Income tax expense                           738          682      2,056       1,926
                                          ---------  -----------  ---------  ----------
    Net income                              $1,289       $1,485     $4,140      $4,199
                                          =========  ===========  =========  ==========

  Earnings per share <F1>                    $4.59        $5.29     $14.75      $14.97
  Dividends declared per share               $0.00        $0.00      $1.00       $0.85
  Average shares outstanding                 280.6        280.6      280.6       280.6
  Book value per share                     $138.64      $128.52    $138.64     $128.52

  Selected Quarter End Balances:
  Loans                                   $l50,373     $142,382
  Deposits                                 276,785      262,880
  Debt                                       9,388       11,067
  Equity                                    38,901       36,069
  Total Assets                             327,263      311,993

  Selected Average Balances:
  Loans                                    153,945      141,803    149,074     140,717
  Deposits                                 278,047      260,852    282,293     255,616
  Debt                                      10,165       10,676      9,988      10,548
  Equity                                    38,347       35,128     37,699      33,786
  Total Assets                             328,724      308,686    331,996     301,750

  Selected Ratios (%)
  Return on average assets                    1.56%        1.91%      1.67%       1.86%
  Return on average equity                   13.34%       16.77%     14.68%      16.62%
  Net interest margin (taxable equivalent)    4.28%        4.42%      4.16%       4.42%
  Tier 1 risk-based capital                  21.96%       20.14%
  Total risk based capital                   23.22%       21.39%
  Tier 1 Leverage                            11.19%       10.51%

<F1> Earnings per share is based on the weighted average number of shares in the respective period

OVERVIEW

     The Company's third quarter 1999 net income totaled $1,289 thousand, ($4.59 per share) down 13 percent from $1,485 thousand ($5.29 per share) in the third quarter, 1998. For the first nine months of 1999, net income was $4,140 thousand ($14.75 per share) down 1 percent from $4,199 thousand ($14.97 per share) in the first nine months of 1998.

     The return on average assets was 1.56 percent for the third quarter, 1999, a decrease of 18 percent from the third quarter, 1998 of 1.91 percent.
The return on average assets was 1.67 percent for the first nine months of 1999, a 10 percent decrease from 1.86 percent for the same period last year.

     The return on average equity was 13.34 percent for the third quarter, 1999, a decrease of 20 percent from the third quarter, 1998 of 16.77 percent. The return on average equity was 14.68 percent for the first nine months of 1999, a decrease of 12 percent from 16.62 percent in the prior year.

     The 1999 third quarter earnings benefitted from a 4 percent increase in net interest income and a 24 percent increase in noninterest income while being detrimented by a 26 percent increase in noninterest expense when compared to the 1998 third quarter. The first nine months of 1999 earnings benefitted from a 4 percent increase in net interest income over the prior year period and a 15 percent increase in noninterest income while being detrimented by 12 percent increase in noninterest expense.

     Total assets at September 30, 1999 were 327,263 thousand, up 5 per-cent from a year ago while decreasing slightly, less than 1 percent from December 31, 1998.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

                                              Third Quarter         Nine Months
                                          --------------------  --------------------
                                             1999       1998       1999       1998
    (in thousands)                        =========  =========  =========  =========

    Total Interest Income                   $5,752     $5,578    $17,070    $16,243
    Total Interest Expense                   2,483      2,435      7,603      7,143
                                          ---------  ---------  ---------  ---------
    Net Interest Income                      3,269      3,143      9,467      9,100
    Taxable-Equivalent Adjustment
      to Interest Income                        89         88        258        254
                                          ---------  ---------  ---------  ---------
    Net Interest Income-
      Taxable Equivalent Basis <F2>         $3,358     $3,231     $9,725     $9,354
                                          =========  =========  =========  =========

    AVERAGE BALANCES (in thousands):
      Interest-Earning Assets <F3>        $311,027   $289,971   $312,871   $282,907
                                          =========  =========  =========  =========

      Interest-Bearing Liabilities        $240,901   $224,920   $244,939   $221,773
      Interest-Free Funds                   70,126     65,051     67,932     61,134
                                          ---------  ---------  ---------  ---------
    Total Investable Funds                $311,027   $289,971   $312,871   $282,907
                                          =========  =========  =========  =========

    AVERAGE INTEREST RATES (fully taxable): <F2>
    Yield On:
      Interest-Earning Assets <F3>            7.45%      7.75%      7.41%      7.80%
      Interest-Bearing Liabilities            4.09%      4.30%      4.15%      4.31%
                                          ---------  ---------  ---------  ---------
    Spread on Interest-Bearing Funds          3.36%      3.45%      3.26%      3.49%
    Contribution of Interest-Free Funds       0.92%      0.97%      0.90%      0.93%
                                          ---------  ---------  ---------  ---------
    Net Yield on Interest-Earning Assets      4.28%      4.42%      4.16%      4.42%
                                          =========  =========  =========  =========

<F2>  Reflects an adjustment to the net interest income amount included in the
      Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

<F3>  Based upon amortized cost of all investment securities.  Adjustments to fair market value for available for sale investment securities amounted to averages of a negative $1,078 thousand for the third quarter, 1999, and $159 thousand negative for the first nine months, 1999, as compared to a positive $697 thousand for the third quarter, 1998, and a positive $627 thousand for the first nine months of 1998.

   Net Interest Income

     The Company's net interest income for the 1999 third quarter was $3,269 thousand, an increase of 4 percent over $3,143 thousand in the 1998 third quarter, and an increase of 5 percent over $3,101 thousand in the second quarter, 1999. Net interest income for the first nine months of 1999 was $9,467 thousand, an increase of 4 percent over the first nine months of 1998 of $9,100 thousand. Increases in loan and deposit volumes have been the main contributors to the increase in net interest income for both periods of 1999 over 1998.

    Average Interest-Earning Assets

     Average interest-earning assets were $311,027 thousand for the 1999 third quarter, $21,056 thousand higher than the 1998 third quarter, an increase of 7 percent. For the first nine months of 1999, interest-earning assets averaged $312,871 thousand, an increase of 11 percent over the prior year of $282,907 thousand. Average loans increased by $12,142 thousand, during the third quarter, 1999, over the prior year, and by $8,357 thousand in the first nine months of 1999 over the first nine months, 1998. Average investment securities increased by $23,398 thousand during the third quarter, 1999 over the prior year and by $22,547 thousand during the first nine months, 1999 over 1998. During the third quarter, 1999, average Federal funds sold decreased by $11,907 thousand from the prior year and decreased by $216 thousand in the first nine months, 1999 from the prior year period. Average interest bearing balances due from banks decreased by $2,686 thousand in the third quarter, 1999 from the same period last year and decreased by $841 thousand in the first nine months, 1999 from the prior year period.

    Average Interest-Bearing Liabilities

     Average interest-bearing liabilities for the 1999 third quarter were $240,901 thousand, compared to $224,920 thousand for the same period last year, an 7 percent increase, and were $244,939 thousand for the first nine months of 1999 as compared to $221,773 thousand for the prior year, a 10 percent increase. Average time deposits for the 1999 third quarter were $138,936, an increase of $11,570 thousand over the same period last year, an increase of 9 percent, and average time deposits for the first nine months, 1999 were $141,688 thousand as compared to $125,863 thousand in the prior year, an increase of 13 percent. Average savings and interest-bearing demand deposits for the 1999 third quarter were $91,800 thousand, an increase of $4,922 thousand or 6 percent over the same period last year, and were $93,263 thousand in the first nine months, 1999 as compared to $85,362 in the prior year, an increase of 9 percent.

    Net Yield on Interest-Earning Assets

     The taxable equivalent net yield on interest-earning assets was 4.28 percent in the third quarter of 1999, a decrease of 14 basis points from
4.42 percent in the same period last year and was 4.16 percent in the first nine months, 1999 as compared to the prior year of 4.42 percent. The major contributing factors for the decreases have been the increased competitive banking market for loans and deposits. Although the taxable equivalent net yield has decreased from a year ago, the third quarter, 1999 has increased over the second quarter, 1999 of 4.08 percent.

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

OTHER INCOME
                                                                    First
                                            Third Quarter        Nine Months
                                        -------------------  -------------------
                                           1999      1998       1999      1998
    (in thousands)                      ========= =========  ========= =========

    Service Charges                         $586      $419     $1,471    $1,218
    Insurance Commissions                     39        72        129       177
    Mortgage Loan Origination and
      Related Fees                           102        86        303       202
    Other Operating Income                   117       103        332       344
                                        --------- ---------  --------- ---------
         Total Other Income                 $844      $680     $2,235    $1,941
                                        ========= =========  ========= =========

     Other income for the 1999 third quarter was $844 thousand, up $164 thousand from the same period last year. For the first nine months of 1999, other income was $2,235 thousand, an increase of $294 thousand over the same period last year.

     The increases in other income for both periods of 1999 over 1998 have resulted from increases in fees charged beginning in the second quarter, 1999 and volume increases.

OPERATING EXPENSES
                                                                    First
                                           Third Quarter         Nine Months
                                        -------------------  -------------------
                                           1999      1998       1999      1998
    (in thousands)                      ========= =========  ========= =========

    Salaries and Employee Benefits          $883      $825     $2,637    $2,466
    Occupancy Expense                        124       113        361       336
    Furniture and Equipment Expense           73        64        209       210
    Amortization of Intangibles               67        67        201       201
    Other Amortization                        17        11         45        32
    Capital Stock Taxes                      121       106        362       319
    Stationery, Supplies & Printing           80        44        205       154
    Merger Related Expenses                  294         0        294         0
    Other Operating Expenses                 427       426      1,192     1,198
                                        --------- ---------  --------- ---------
         Total Operating Expenses         $2,086    $1,656     $5,506    $4,916
                                        ========= =========  ========= =========

     Operating expenses for the 1999 third quarter were $2,086 thousand, up from $1,656 thousand in the 1998 third quarter, an increase of $430 thousand. Operating expenses for the first nine months of 1999 were $5,506 thousand, an increase of $590 thousand from $4,916 thousand in the comparable period last year. During the third quarter, 1999 expenses in connection with the pending acquisiiton by and merger into Regions Financial Corp. were incurred in the amount of $294 thousand. The other increases in operating expenses in the third quarter and for the first nine months, 1999 as compared to the same periods in the prior year were due primarily to volume increases and inflation.

     Salaries and employee benefits in the 1999 third quarter were $883 thousand, compared to $825 thousand in the same period last year. Salaries and employee benefits in the 1999 first nine months were $2,637 thousand as compared to $2,466 thousand in the same period last year. The increases for both periods in 1999 over 1998 were attributable to salary and staffing increases.

     Combined occupancy expense and furniture and equipment expense for the 1999 third quarter were $197 thousand as compared to $177 thousand for the same period last year. Occupancy expense and furniture and equipment expense for the 1999 first nine months were $570 thousand as compared to $546 thousand for the same period last year. The increases in both 1999 periods has been due to relocation costs of our Youree Drive Branch and volume changes and inflation.

     Of the other operating expense categories shown, the increases in other amortization for both periods of 1999 over 1998 was attributable to amortization of the new computer software. The increases in capital stock taxes are due to increase in stockholders' equity and increased earnings in 1998 over 1997. The increase in both periods of 1999 over 1998 for stationery, supplies and printing has been due to the equiping of the new Youree Drive Branch and inflation and volume increases.


INCOME TAXES

     In the 1999 third quarter, the Company recorded income tax expense of $738 thousand, compared to $682 thousand for the same period last year. In the 1999 first nine months, income tax expense was $2,056 thousand as compared to $1,926 thousand in the same period last year.

     The effective tax rate was 36.4% for the 1999 third quarter as compared to 31.5% for the same period last year. The effective tax rate was 33.2% for the first nine months of 1999, as compared to 31.4% for the same period last year. The higher effective tax rate in both periods of 1999, as compared to the same period last year reflects difference in the composition of the Company's pre-tax income in both years. The major change in pre-tax income for both periods of 1999 over the prior year is due to incurring the non tax deductible merger related expenses of $294 thousand.


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

CREDIT PORTFOLIO

    Loan Portfolio

     The Company's loans outstanding, totaled $150,373 thousand at September 30, 1999 as compared to $140,320 thousand at December 31, 1998 and $142,382 thousand at September 30, 1998. The increase in loans has been due to increased loan demand.

     The following table sets forth the loan classifications at September 30, 1999, December 31, 1998 and September 30, 1998:
                                               --------------------------------
                                                Sept 30,   Dec 31,    Sept 30,
     (in thousands)                                1999       1998       1998
                                               ---------  ---------  ---------
    Commercial, Financial & Agricultural Loans  $35,394    $36,995    $39,312
    Construction Loans Secured by Real Estate     6,869      4,868      4,867
    Other Loans Secured by Real Estate           85,505     72,390     72,032
    Held for Sale                                   491      1,275      1,709
    Installment and Single Payment Loans         22,104     24,214     24,341
    Other Loans                                     387        876        410
                                               ---------  ---------  ---------
        Total Loans                             150,750    140,618    142,671
    Less Unearned Discount                          377        298        289
                                               ---------  ---------  ---------
        Total Loans net of Unearned Discount   $150,373   $140,320   $142,382
                                               =========  =========  =========
    Non-performing Assets

     The following table sets forth the non-performing assets at September 30, 1999, December 31, 1998 and September 30, 1998:

                                             ----------------------------
                                             Sept 30,   Dec 31,  Sept 30,
                                                1999     1998     1998
    (in thousands)                           --------- -------- ---------

    Non-Accrual (Impaired-Cash Basis) Loans     $127      $ 85      $313
    Past-Due Loans                               368       914       995
    Restructured Loans                             0         0         0
                                              -------   -------   -------
        Total Non-performing Loans               495       999     1,308
    Other Real Estate Owned                      336       116       352
                                              -------   -------   -------
        Total Non-performing Assets             $831    $1,115    $1,660
                                              =======   =======   =======

     In addition to the non-performing loans discussed above, management has identified other loans for which payments are current that are subject to poten-tial future classification as nonperforming. As of September 30, 1999 these loans totaled $446 thousand as compared to $73 thousand in this category a year ago.

     Nonaccrual (impaired-cash basis) loans are those loans on which it appears that the collection of all principal and interest under the loan terms is un-likely under either the projection of cash flows or values of underlying col-lateral. Once a determination has been made as to the projected amount which may be collected, the anticipated under collection is first applied to accrued interest by reversal against current year earnings with any further under col-lection anticipated being reflected by a partial charge off of principal against the reserve for possible loans losses, leaving the anticipated col-lectible portion as the loan balance which does not accrue interest until such time as it appears probable that the loan will be fully collectible as to principal and interest, at which time, it will be reinstated with the principal increase being recognized as recovery by crediting to reserve for possible loan losses and the accrued interest being recognized as interest income. Collections on impaired loans upon which full collection of principal and accrued interest is unlikely, are first applied to the remaining principal, with any excess then being applied to the partially charged off principal by credit to the reserve for possible loan losses, with any additional collection then being recognized as interest income. Nonaccrual (impaired-cash basis) loans amounted to 0.08% of total loans at September 30, 1999 and 0.22% of total loans at September 30, 1998. Interest income on nonaccrual loans which would have been reported on an accrual basis amounted to approximately $5,000 for the quarter ended September 30, 1999 as compared to $9,000 for the quarter ended September 30, 1998 and $23,000 and $27,000 respectively for the nine months ended September 30, 1999 and 1998. Interest income included cash basis interest of $29,000 in the third quarter, 1999 as compared to $36,000 in the third quarter, 1998 and $115,000 in the first nine months, 1999 as compared to $49,000 in the first nine months, 1998. Cash basis interest provided increases of 7 basis point in the yield on average loans in the third quarters, 1999 and 1998 and increases of 10 basis points in the first nine months, 1999 as compared to 5 basis points in the first nine months, 1998. Interest income for both periods, 1999 and 1998 did not include any interest on restructured loans.

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

     The accompanying table reflects the activity in the allowance for loan losses for the three month and nine month periods ended September 30, 1999, and 1998.


                                                 Third Quarter      First Nine Months
                                              -------------------   ------------------
                                                 1999      1998        1999     1998
    (in thousands)                            ========= =========   ========= ========

    Balance at Beginning of Period              $3,305    $3,511      $3,392   $3,603

    Charge-Offs
      Commercial, Financial and Agricultural        24        25          56       42
      Real Estate - Construction                     0         0           0       23
      Real Estate - Mortgage                        70         4         134       24
      Installment Loans to Individuals             336        77         486      214
                                              --------- ---------   ------------------
         Total                                     430       106         676      303
                                              --------- ---------   ------------------

    Recoveries
      Commercial Financial and Agricultural          4         0         101        0
      Real Estate - Construction                     0         0           9        0
      Real Estate - Mortgage                         7        99          32      170
      Installment Loans to Individuals              20        33          48       67
                                              --------- ---------   ------------------
         Total                                      31       132         190      237
                                              --------- ---------   ------------------
    Net Recoveries (Charge-Offs)                  (399)       26        (486)     (66)
    Additions Charged to Operations                  0         0           0        0
                                              --------- ---------   ------------------
    Balance at End of Period                    $2,906    $3,537      $2,906   $3,537
                                              ========= =========   ==================

     The following table reflects the allowance coverage ratios at September 30, 1999, December 31, 1998 and September 30, 1998.

                                            Sept 30,   Dec 31,    Sept 30,
  For the Quarter Ended:                      1999      1998        1998
                                            --------- --------- -----------

  Allowance for Loan Losses to:
    Loans at Period-End                         1.93%     2.41%       2.48%
    Average Loans                               1.89%     2.39%       2.49%
    Non-performing Loans                      587.07%   339.54%     270.41%
    Non-performing Assets                     349.70%   304.22%     213.07%

  Total Net Charge-Offs (annualized) to:
    Loans at Period-End                         1.05%     0.40%      (0.07%)
    Average Loans                               1.03%     0.40%      (0.07%)
    Allowance for Loan Losses                  54.47%    16.96%      (2.92%)

     Management deems its allowance for loan losses at September 30, 1999, to be adequate. The Company considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio. The Company will continue to reassess the adequacy of its allowance for loan losses and make provisions accordingly.


CAPITAL

     Total stockholders' equity at September 30, 1999, was $38,901 thousand, up from $36,114 thousand at December 31, 1998 and $36,069 thousand at September 30, 1998. Stockholders' equity at September 30, 1999, reflects impact of $684 thousand of negative accumulated other comprehensive income as comnpared to positive impacts at December 31, 1998 of $389 thousand and September 30, 1998 of $677 thousand.

    Risk-Based Capital Ratios

     In January, 1989, the Federal Reserve Board ("FRB") issued risk-based capital guidelines which require banking organizations to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into Tier 1 and Tier 2 Capital. Tier 1 Capital applicable to the Company consists only of common equity. Tier 2 Capital applicable to the Company consists only of qualifying allowance for loan losses. The amount of Tier 2 Capital may not exceed Tier 1 Capital. In calculating "risk-weighted assets," certain risk percentages, as specified by the FRB, are applied to particular categories of both on- and off-balance sheet assets. Effective December 31, 1992, the guidelines require that banking organizations maintain a minimum ratio of Tier 1 Capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 and Tier 2 Capital ("Total Capital") to risk-weighted assets of 8% (the "final risk-based guidelines"). At September 30, 1999, the Company's Tier 1 Capital to risk-weighted assets ratio was 21.96% and the Total Capital to risk-weighted assets ratio was 23.22%.

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

                                Capital and Ratios

                                          Sept 30,    Dec 31,   Sept 30,
                                            1999       1998       1998
    (in thousands), except ratios        ---------  ---------  ---------

     Tier 1 Capital
       Common Stockholders' Equity         $36,505    $32,445    $32,043
     Tier 2 Capital
       Reserve for Possible Loan Losses      2,088      1,982      1,989
                                          ---------  ---------  ---------
          Total Qualifying Capital         $38,593    $34,427    $34,032
                                          =========  =========  =========

     Risk Weighted Assets                 $166,233   $157,182   $159,081
                                          =========  =========  =========

     Tier 1 Capital Ratio                    21.96%     20.64%     20.14%
     Total Capital Ratio                     23.22%     21.90%     21.39%
     Tier 1 Leverage Ratio                   11.19%     10.12%     10.51%



    Common Stock Dividends

     For the third quarters of 1999 and 1998, the Board of Directors of the Company did not declare any dividends. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company and its subsidiary and other factors, including applicable governmental regulations and policies.

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

     The loan to deposit ratio averaged 55.37% during the 1999 third quarter and 54.36% during the 1998 third quarter. Cash on hand and due from banks averaged $14,776 thousand in the 1999 third quarter and $18,230 thousand in the 1998 third quarter. Federal Funds sold averaged $13,886 thousand in the 1999 third quarter and $25,793 thousand in the 1998 third quarter.

     At September 30, 1999, investment securities at amortized cost, totalled $138,181 thousand, of which $62,719 thousand or 46% mature or reprice within one year, $51,767 thousand or 38% mature or reprice within two to five years, and $23,695 thousand or 16% mature in over five years. The Company does not anticipate any events which would require liquidity beyond that which is available from the above referenced sources.

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

     Minden Bank is subject to FDIC insurance assessments. Effective May 1, 1995, the FDIC revised the BIF assessment rates from 0.23% to 0.04% for the highest rated banks while retaining 0.31% for the weakest banks when the BIF became fully funded. The BIF rate schedule was reduced to 0.0% for healthiest banks to 0.27% for the weakest banks effective January 1, 1996. SAIF assess-ment rates were 0.23% for the healthiest banks to 0.31% for the weakest banks until October 1, 1996, whereby provisions of the Deposit Insurance Funds Act of 1996 ("Funds") reduced the rates to 0.0% for the healthiest banks to 0.27% for the weakest Oakar SAIF banks. Also, effective October 1, 1996, under the Funds Act, a one time assessment was made on all SAIF insured institutions and all BIF insured banks with Oakar deposits to fully fund the SAIF. The Funds Ace also provided for separate assessments under BIF and SAIF effective January 1, 1997 for FICO bond servicing. The FICO assessments under BIF were at the annual rate of 0.0118% and 0.0592% under SAIF for the third quarter, 1999. Minden Bank had $39,860 thousand of deposits in the third quarter, 1999 insured under SAIF as the result of the acquisition in 1994 of the Minden branch of the failed Oak Tree Federal Savings Bank, and the 1997 acquisition of First Federal Savings Bank.

                                        MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                     Three Months Ended September 30, 1999 and 1998
                                                            (Thousands)

                                                          1999                             1998
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $4,737      $61         5.11%    $7,423      $93         4.97%
     Federal Funds Sold                         13,886      174         4.97%    25,793      352         5.41%
     Investment Securities <F4>                136,843    2,032         5.89%   113,445    1,759         6.15%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,616       23         5.65%     1,507       23         6.06%
     Loans                                     153,945    3,551         9.15%   141,803    3,439         9.62%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets <F4>                311,027   $5,841         7.45%   289,971   $5,666         7.75%

     Allowance for Loan Losses                  (3,272)                          (3,546)
     Cash and Due from Banks                    10,039                           10,807
     Other Assets <F4>                          11,642                           10,994
                                              ---------                        ---------
          Total Assets                        $329,436                         $308,226
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $91,800      657         2.84%   $86,878     $631         2.88%
     Time Deposits                             138,936    1,709         4.88%   127,366    1,670         5.20%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   230,736    2,366         4.07%   214,244    2,301         4.26%

     Securities Sold Under
       Repurchase Agreements                    10,165      117         4.57%    10,676      134         4.98%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                240,901   $2,483         4.09%   224,920   $2,435         4.30%


     Demand Deposits                            47,311                           46,608
     Other Liabilities                           2,166                            1,973
                                              ---------                        ---------
          Total Liabilities                    290,378                          273,501

    STOCKHOLDERS' EQUITY
     Common Stockholders' Equity                39,058                           34,725
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity <F4>         $329,436                         $308,226
                                              =========                        =========

     SPREAD ON INTEREST-BEARING FUNDS <F4>                              3.36%                            3.45%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS <F4>             $3,358         4.28%             $3,231         4.42%
                                                        ========     ========            ========     ========

<F4>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                                          MINDEN BANCSHARES, INC. AND SUBSIDIARY
                                   Consolidated Net Interest Income and Average Balances
                                       Nine Months Ended September 30, 1999 and 1998
                                                            (Thousands)

                                                          1999                             1998
                                              -------------------------------  -------------------------------
                                               Average               Rate       Average               Rate
                                               Balance  Interest (Annualized)   Balance  Interest (Annualized)
                                              --------- -------- ------------  --------- -------- ------------
     ASSETS
     Interest Bearing Balances Due from Banks   $5,406     $197         4.87%    $6,247     $255         5.46%
     Federal Funds Sold                         21,022      741         4.71%    21,238      855         5.38%
     Investment Securities <F5>                135,783    5,996         5.90%   113,236    5,288         6.24%
     Federal Reserve Bank and
         Federal Home Loan Bank Stocks           1,586       67         5.65%     1,469       66         6.00%
     Loans                                     149,074   10,327         9.26%   140,717   10,033         9.53%
                                              --------- --------               --------- --------
          Total Interest-
            Earning Assets                     312,871  $17,328         7.41%   282,907  $16,497         7.80%

     Allowance for Loan Losses                  (3,359)                          (3,573)
     Cash and Due from Banks                    11,047                           11,148
     Other Assets <F5>                          11,542                           10,854
                                              ---------                        ---------
          Total Assets                        $332,101                         $301,336
                                              =========                        =========

     LIABILITIES

     Savings and Interest-
       Bearing Demand                          $93,263   $1,997         2.86%   $85,362   $1,849         2.90%
     Time Deposits                             141,688    5,253         4.96%   125,863    4,920         5.23%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Deposits                   234,951    7,250         4.13%   211,225    6,769         4.28%
     Securities Sold Under
       Repurchase Agreements                     9,988      353         4.73%    10,548      374         4.74%
                                              --------- --------               --------- --------
          Total Interest-
            Bearing Liabilities                244,939   $7,603         4.15%   221,773   $7,143         4.31%


     Demand Deposits                            47,342                           44,391
     Other Liabilities                           2,016                            1,747
                                              ---------                        ---------
          Total Liabilities                    294,297                          267,911

     STOCKHOLDERS' EQUITY
     Common Stockholders' Equity <F5>           37,804                           33,425
                                              ---------                        ---------
          Total Liabilities and
            Stockholders' Equity              $332,101                         $301,336
                                              =========                        =========
     SPREAD ON INTEREST-BEARING FUNDS                                   3.26%                            3.49%

     NET INTEREST INCOME AND NET
       YIELD ON INTEREST-EARNING ASSETS                  $9,725         4.16%             $9,354         4.42%
                                                        ========     ========            ========     ========

<F5>  Based upon amortized cost of investment securities and includes adjustment to interest income for the tax equivalent adjustment on tax-exempt securities.

                     PART II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     On July 16, 1999, the Company entered into a definitive agreement with Regions Financial Corporation (Regions) which provides for the merger of the Company into Regions. Regions and the Company issued a joint press release on July 16, 1999 which describes the terms of the proposed merger. The press release was included in its entirety at Exhibit 99 of the June 30, 1999 10QSB filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                 11 Computation of earnings per share

                 (This computation is provided in Note 4 to the Financial Statements on Page 8 and Page 9 under
                 Management's Discussion and Analysis)


             (1) 27 Financial Data Schedule(Part I)


     (b)  Reports on Form 8-K

          None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         MINDEN BANCSHARES, INC.



Novwmber 11, 1999         BY:s/ Jack E. Byrd, Jr.
                            -----------------------------
                            Jack E. Byrd, Jr.
                            President and CEO


November 1, 1999         BY:s/ Robert W. Hines, Jr.
                            -----------------------------
                            Robert W. Hines, Jr.
                            Vice-President and
                            Chief Financial Officer




			 (2) Financial Data Schedule



                             EXHIBIT 27